Form 10-K
period 1996-12-31
ACCENT COLOR SCIENCES INC
filed 1997-03-31
CIK 921898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1996

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 0-29048

ACCENT COLOR SCIENCES, INC.
(Exact name of registrant as specified in its charter)
         Connecticut                         06-1380314
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

800 Connecticut Boulevard, East Hartford, Connecticut       06108
(Address of principal executive office)           (Zip Code)
Registrant's telephone number, including area code:(860) 610-4000 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X] Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 14, 1997 was $73,479,263.
The number of shares outstanding of the registrant's common stock as of March 14, 1997 was 10,139,775.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 1, 1997 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 9, 1997 are incorporated by reference into Part III.


PART I

Item 1.   Business

General

Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems") for integration with digital, high-speed, black-on-white printers and sells related consumables. Spot color printing involves the use of color to enhance traditional black-on-white documents by accenting critical information, such as a balance due on a billing statement, or by printing graphics, such as a company logo. The Company believes its Truecolor Systems are the first, and only, printers capable of cost-effectively printing or highlighting variable data (text or graphics which may vary from page to page) in multiple standard and custom colors with the speed and functionality of existing high-speed (more than 80 pages per minute), black-on-white printers. Truecolor Systems are designed to address what the Company believes is a substantial, unfulfilled demand for spot color printing in the production printing and production publishing segments of the digital printing market. Accent Color's strategy is to rapidly penetrate these global markets through strategic relationships with major original equipment manufacturers ("OEMs"), including Xerox Corporation ("Xerox"), International Business Machines Corporation ("IBM") and Oce Printing Systems USA, Inc. ("Oce").

Truecolor Systems are designed to print spot color in high-speed, high-volume applications at a low incremental cost per page without diminishing the speed or performance of the high-speed, black-on-white host printer or affecting the end user's existing operational methods. Truecolor Systems are capable of printing up to 310 pages per minute, utilizing up to eight different colors, including custom colors, to print or highlight fixed or variable data. Truecolor Systems combine the Company's proprietary paper handling technology with patented ink jet technology from Spectra, Inc. ("Spectra"). The Company holds an exclusive right to supply products which include Spectra ink jet printheads to print color on the black-on-white output from specified high-speed printers from Xerox, IBM, Oce and certain other parties through the year 2002. In connection with their arrangements with the Company, Xerox and IBM are adapting their existing high-speed, black-on-white printers for integration with the Company's Truecolor Systems.

The Company intends to market its Truecolor Systems to OEMs of high-speed, black-on-white printers. According to CAP Ventures, Inc. ("CAP Ventures"), a printing industry market research firm, the 1995 year-end installed base of digital, high-speed, black-on-white printers in the U.S. was approximately 22,400 and the installed base of these printers is projected to grow at a five-year compounded annual growth rate ("CAGR") of approximately 11% to 37,100 systems by the year 2000. In addition, approximately 4,800 digital, high-speed, black-on-white printers were sold in the U.S. in 1995. Revenue from new system sales, supplies and service exceeded $3.6 billion in 1995 and is expected to grow at a five-year CAGR of approximately 12% to $6.4 billion by the year 2000. This growth is further driven by the number of pages printed per year, which is projected to grow at a five-year CAGR of approximately 13% by the year 2000.

To facilitate access to its target markets, the Company has entered into agreements with Xerox and IBM, and has entered into a memorandum of understanding with Oce, which the Company expects to result in an agreement during early 1997. Xerox, IBM and Oce intend to market, sell and service Truecolor Systems under their respective corporate logos and product identifications. Accent Color expects to substantially reduce or eliminate the cost and time required to develop and maintain a direct sales and service organization or distribution channel of its own by using the existing sales and distribution channels of Xerox, IBM and Oce. According to Dataquest, a market research firm, Xerox (excluding its DocuTech systems), IBM and Oce accounted for approximately 80% of the high-speed, black-on-white printing systems sold in the U.S. during 1994 and 1995. In addition, according to Xerox, there are over 10,000 DocuTech printers installed with which Truecolor Systems are designed to be integrated.

The Company also sells consumables comprised of standard and custom color wax-based inks, as well as spare parts used with Truecolor Systems. The Company expects that consumables will generate recurring revenue which the Company believes will increase as the installed base and usage of Truecolor Systems increase. According to CAP Ventures, typical high-speed, black-on-white printers servicing the production printing and production publishing market segments produce approximately 1.7 million and 975,000 pages per month, respectively.

The Company was incorporated in Connecticut in May 1993. The Company's principal executive offices are located at 800 Connecticut Boulevard, East Hartford, Connecticut 06108, and its telephone number is (860) 610-4000. The Company's World Wide Web site is located at www.accentcolor.com. The information contained in the Company's World Wide Web site should not be considered a part of this Form 10-K.

Current Developments

In March 1997, Xerox has notified the Company that it has decided not to distribute Accent's cut-sheet version of the Truecolor System designed for integration with Xerox's high-speed, black-on-white printers as a Xerox product under the terms of the Xerox Agreement. Consequently, the Company now intends to market and distribute the Truecolor 135 directly to Xerox end users through an alternate distribution program. The Company is considering a number of opportunities and, among these, has begun discussions with Xerox concerning the possibility of acting as a Xerox "finishing partner." Finishing partners provide products which operate with Xerox products and receive assistance and support from Xerox sales and service organizations. There can be no assurance that the Company will be able to successfully complete arrangements with Xerox to be a Xerox "finishing partner" or that the Company will be able to establish or maintain an effective direct marketing and sales program for the Truecolor 135. This Report on Form 10-K generally, and this Item 1 "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", specifically, should be read in a manner consistent with these current developments.

Products

ACS Truecolor System

The Company offers both cut sheet and continuous form versions of Truecolor Systems which are currently expected to be marketed under the corporate logos and product identifications of the Company's OEM customers. The current versions of Truecolor Systems include the Truecolor 135 and the Truecolor 390. The Company expects that Truecolor Systems will be priced to the Company's OEM customers in the range of $75,000 to $105,000, depending on model and options.

The Truecolor 135 attaches directly to either the Xerox 4635 cut sheet production printing system or the Xerox DocuTech 135 production publishing system. Although the Truecolor 135 is designed to print at higher speeds, it is currently configured to print at the speed of the Xerox 4635 and DocuTech 135 (up to 135 pages per minute) in as many as eight colors at 300 dots per inch resolution. The Truecolor 135 is designed to print up to 3,240,000 pages per month and can handle paper sizes from 7.0 to
14.0 inches wide, 6.0 to 17.0 inches long and paper weights from 16 to 42 pound bond.

The Truecolor 390 attaches directly to the IBM 3900 continuous form production printing system. Although the Truecolor 390 is designed to print at higher speeds, it is currently configured to print at the speed of the IBM 3900 (up to 310 pages per minute) in as many as eight colors at 240 dots per inch resolution. The Truecolor 390 is designed to print up to 5,600,000 pages per month and can handle paper sizes from 6.5 to 18.0 inches wide,
6.0 to 17.0 inches long and paper weights from 16 to 42 pound bond.

                TRUECOLOR SYSTEM FEATURES
FEATURES       TRUECOLOR 135            TRUECOLOR 390
Host Printer   Xerox 4635 or Xerox      IBM 3900
               Docutech 135
Paper Handling Cut sheet                Continuous form
Speed          135 pages per minute     310 pages per minute
Resolution     300 dots per inch        240 dots per inch
Ink Reservoirs 4 standard, 8 optional   4 standard, 8 optional
Paper Width    7.0 to 14.0 inches       6.5 to 18.0 inches
Paper Length   6.0 to 17.0 inches       6.0 to 17.0 inches
Paper Weights  16 to 42 pound bond      16 to 42 pound bond
Paper Type     Pre-printed or blank     Pre-printed or blank,
               sheets, some labels      fanfold or roll-fed forms,
                                        some labels
Maximum Usage  3.2 million pages per    5.6 million pages per month
               month

Consumables and Spare Parts

The Company's product offering includes consumables, such as standard and custom color wax-based ink, and spare parts. Spot color printing with Truecolor Systems requires the consumption of significant quantities of wax-based ink and the replacement of certain parts that are subject to normal wear and tear. The Company expects that sales of consumables will generate recurring revenue which the Company believes will increase as the installed base and usage of Truecolor Systems increase.

Consumables: The wax-based ink used in the Truecolor Systems is sold in six kilogram packages containing 60 individual wax-based ink blocks to the Company's OEM customers. The Company purchases its wax-based ink from Spectra. As long as the Company purchases its wax-based inks exclusively from Spectra, Spectra is prohibited, through its agreement with the Company, from knowingly supplying the wax-based ink directly to the Company's OEM customers. Similarly, Xerox and IBM are currently prohibited from purchasing wax-based ink from sources other than the Company, subject to certain conditions.

Spare Parts: The Company expects that periodic preventive maintenance and repair will need to be performed on Truecolor Systems and will include the replacement of damaged or worn parts which are expected to be supplied exclusively by Accent Color to the OEM customer. These replacement parts are produced by subcontractors and suppliers according to the Company's design specifications.

Product Development

The Company considers the enhancement of its present products to be its research and development priority. Consequently, the Company currently devotes a significant portion of its resources to product development. The Company plans to commit substantial resources to enhance its technology in the areas of (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality, particularly duplex printing (the ability to print on both sides of a page) and (iii) higher resolution ink jet printheads. Certain enhancements are required under the Company's contracts with Xerox and IBM. The Company also plans to devote resources to assure the quality and performance of its Truecolor Systems. The Company anticipates it will need to increase its research and development spending and hire additional personnel as the Company's business expands in the future.

Accent Color considers its on-going efforts in engineering, research and development to be a key component of its strategy. The Company believes that its future success will depend in part on its ability to continue to enhance its existing products and to develop new products. The Company's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to the immediate needs of its OEM customers.

The Company's products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third party development for certain components of its products. Internal development enables Accent Color to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created development processes for creating and enhancing its products. Product documentation is generally created internally in coordination with its OEM customers.

The Company expended approximately $805,000, $3.1 million and $6.9 million on engineering and research and development in the years ended December 31, 1994, 1995 and 1996, respectively. As of
March 14, 1997, Accent Color had 57 employees engaged in engineering and research and development.

Manufacturing and Assembly

The Company's manufacturing strategy has been to design a product based upon a relatively small number of discrete modules that can be subassembled and tested by other parties. Other than the patented ink jet printheads supplied by Spectra, the Company believes these modules can be readily procured on competitive terms. Approximately 75% of these modules are common across the continuous form and cut sheet versions of Truecolor Systems in order to achieve economies of scale while reducing design time, expediting time-to-market and minimizing support requirements. Initially, final assembly and testing, including extensive print quality testing on a variety of papers and applications, will be done by the Company prior to shipment until the product reaches full production. The Company's strategy is to begin to subcontract the full assembly and final testing to turnkey manufacturers once full production is reached.

The Company is currently in discussions with two large manufacturing companies to be the primary turnkey manufacturers of the Truecolor Systems. The Company believes that these companies have both the manufacturing and quality assurance capabilities to satisfy the Company's supplier qualification process which initially qualifies and monitors ongoing performance to the Company's cost, quality and schedule requirements. The Company expects to implement a formal quality control program to inspect parts received from subcontractors to determine whether they comply with Company specifications. The Company intends to monitor adherence to these procedures through site visits and direct supervision.

The Company has made product assurance and quality a priority in its business strategy. In pursuit of this goal, the Company intends to apply for ISO 9001 registration in early 1998. In preparation for this, the Company has adopted a formal approach to documentation control, design, manufacturing and business process definition and is implementing an integrated business system software package to manage key processes. Accent Color also subjects the component modules and each complete Truecolor System to extensive testing during assembly. An important part of the testing involves printing tests in which the Company uses a variety of paper grades and test patterns designed to verify accuracy, color and other quality characteristics.

Marketing, Product Support, Sales and Training

Accent Color has adopted a third-party distribution strategy that employs OEM customers to address the global market. OEM customers purchase Truecolor Systems for integration with their high-speed, black-on-white printing systems and currently expect to market them for both installed printers and new printers under their corporate logos and product identifications. The goals of these relationships are to (i) rapidly penetrate the market represented by both the existing installed base and new sales of high-speed, black-on-white printers, (ii) substantially reduce or eliminate the cost and time required for the Company to develop a direct sales and service organization of its own, (iii) quickly gain credibility and market acceptance by meeting the technical requirements set by Xerox, IBM, Oce and other OEM customers and
(iv) integrate the Company's Truecolor Systems with certain hardware and supporting software marketed by these OEM customers. The Company may enter into relationships with other OEM customers covering additional segments of the digital, high-speed printing market.

The Company generally expects to receive monthly or quarterly, non-binding, rolling forecasts of future orders for its products from its OEM customers. The forecasts will usually cover the subsequent 12 months. The Company will plan its future activities, in part, on the basis of these forecasts. OEM customers are expected to place actual orders by submitting purchase orders, generally on a monthly basis, which cover product requirements from four months from the date of the purchase order.

Accent Color intends to provide support for the sales and marketing activities of its OEM customers including Xerox, IBM and Oce. This will include technical advice, as required, regarding the optimal use of Truecolor Systems in demanding applications, and participation in the formulation of marketing initiatives to position and promote Accent Color's products against any perceived or emerging competitors. The Company expects to benefit from this interaction by receiving timely feedback on end-user needs and desires which will drive product enhancement and new product development. Xerox and IBM will also distribute wax-based inks provided by Accent Color through their existing supply channels. Accent Color currently expects to provide sales support to meet the end user requests to create custom colors using the Company's wax-based inks.

Xerox and IBM will also distribute spare parts provided by Accent Color for Truecolor Systems and will provide field service through their established service organizations. This will provide end users with the first three levels of customer support coverage, consisting of on site field service for installation and maintenance, central technical support at a national and international level and extensive stocking of spare parts to ensure adequate responsiveness. In exceptional circumstances, Accent Color's technical support group will assist Xerox and IBM to resolve unusual maintenance situations, should the need arise, via 7-day/24-hour telephone coverage. In addition, Xerox and IBM will also provide training for their internal organizations and end users. To support this activity, Accent Color has undertaken training course development and will provide a limited number of initial training classes to the education and training organizations of Xerox and IBM.

Customers

The Company has entered into agreements with Xerox, covering both Xerox's High End Systems Printing Group and its Production Publishing Systems Group (which markets the DocuTech family of products), and with IBM. The Company has also entered into a memorandum of understanding with Oce. Under these arrangements, Xerox, IBM and Oce intend to market, distribute and support Truecolor Systems under their respective brand names. These agreements are significant in several respects. First, according to Dataquest, Xerox (excluding its DocuTech systems), IBM and Oce accounted for approximately 80% of the high-speed, black-on-white printers sold in the U.S. during 1994 and 1995. Second, the Company's products are designed to be fully integrated with certain hardware and supporting software products marketed by Xerox, IBM and Oce. Third, Accent Color expects that market acceptance of its Truecolor Systems will be accelerated since sales and service will be provided by the large, well-established sales and service organizations of Xerox, IBM and Oce.

Xerox Corporation. In February 1996, the Company and Xerox, on behalf of itself and its international affiliates, Rank Xerox Limited, Fuji Xerox Co., Ltd. and Xerox Canada, Inc., entered into a Product Development and Distribution Agreement (the "Xerox Agreement"). The Xerox Agreement has a three-year term with successive 12-month renewals unless one party gives six months notice not to renew. The Xerox Agreement will allow the Company to leverage what it believes is the largest sales and service operation in the digital printing industry. Xerox's High End System Printing Group has a major market position for cut sheet, high-speed printers. The Company has been informed that Xerox's Production Publishing Systems Printing Group intends to utilize Truecolor Systems to provide spot color printing to the Production Publishing market segment. During the initial term of the agreement, Xerox is obligated to purchase all of its requirements for consumables (standard and custom color wax-based inks) and spare parts from the Company. If the Company is unable to perform its obligations under the agreement, after a cure period, the Xerox Agreement affords Xerox certain backup manufacturing rights, provided that, once the loan from Xerox (see below) has been paid in full, Xerox would be required to pay a royalty to the Company for the right to manufacture the systems. The Xerox Agreement also requires the Company to warrant its products against manufacturing defects for 90 days after initial installation.

In addition to the Xerox Agreement, the Company has entered into a loan agreement with Xerox which provides for advancements of up to $3.0 million based on the achievement of certain milestones and subject to certain conditions, of which approximately $2.35 million was outstanding as of December 31, 1996 (the "Xerox Loan"). The Xerox Agreement contains clauses imposing limitations on the Company's right to develop cut sheet systems for a third party as long as the Xerox Loan is outstanding or for the initial term of the Xerox Agreement whichever term is longer. In addition, as long as the Xerox Loan is outstanding or for the initial term of the Xerox Agreement whichever term is longer, Xerox will enjoy certain exclusive distribution rights with respect to the sale of the Truecolor 135 and any other cut sheet Truecolor Systems for use with printers with speeds of 30 pages per minute or more, or copiers with speeds of 50 copies per minute or more.

International Business Machines Corporation. IBM's products are used in corporate data centers and other high-speed printing applications. In April 1996, the Company and IBM entered into a Product Purchase Agreement (the "IBM Agreement"). This agreement is for a term of three years with IBM having the right to renew it for two additional one-year terms. The Company has been informed that Truecolor Systems will be IBM's first product targeted at spot color applications in high-speed printing. The integration of color into IBM's AFP (Advanced Function Printing) protocol and the use of the Truecolor System as an integrated post-processing device attached to the IBM 3900 high-speed, black-on-white printer are expected to be marketed worldwide by IBM's international operations.

Under the IBM Agreement, IBM has committed to purchase consumables from the Company for one year from the date of general availability of Truecolor Systems to IBM customers and, if certain conditions concerning competitive pricing are met, thereafter as well. The IBM Agreement also requires the Company to warrant its products against manufacturing defects for 90 days after initial installation. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products to IBM at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. If the Company is unable to perform its obligations under the agreement, after a cure period, the IBM Agreement affords IBM certain backup manufacturing rights, including the right to manufacture, or have a third party manufacture, the Company's Truecolor Systems. This right to manufacture is limited to the specific types of units not properly delivered and may be terminated if the Company is thereafter able to deliver the units in question in compliance with the terms of the IBM Agreement. In consideration of favorable payment terms, including the payment of a 20% deposit upon orders, the Company has granted to IBM a second priority lien against the Company's inventory in an amount not to exceed the total deposits received.

Oce Printing Systems USA, Inc. In 1996, Oce van der Grinten N.V., purchased the high-speed printing systems business from Siemens Nixdorf Informationssysteme AG. At that time, the Company had already established an initial relationship with Siemens Nixdorf Printing Systems L.P. to provide Truecolor Systems for Siemens' high-speed printing products. In October 1996, the Company entered into a memorandum of understanding with Oce. The Company is currently negotiating a definitive contract for the development and production of Truecolor Systems to be integrated with Oce's Printing Systems.

Backlog

The Company measures backlog based on purchase orders for Truecolor Systems, consumables and spare parts that have not yet been shipped. A substantial amount of the Company's backlog can be modified or canceled prior to 30 days before shipment without penalty, except for the recovery of the Company's actual costs. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. As of December 31, 1996, the Company's backlog was approximately $3.1 million.

Competition

The Company believes there is no other product currently marketed that is capable of cost-effectively printing variable data in multiple standard or custom colors with the functionality of existing high-speed, black-on-white printers. At the present time, there exist digital, low-speed color printers, offset color presses and high-speed printers that can print in only one color at a time.

Suppliers to the market compete on the basis of speed, print quality, functionality, reliability, cost per page and color variety. The Company competes, in significant part, on the basis of advanced proprietary technology in the areas of paper handling, ink jet color printing and interface software which allows the Company's products to print variable data, in multiple standard or custom colors at high speeds. Products or product improvements based on new technologies could be introduced by other companies with little or no advance notice.

Competition in the markets for the Company's products is highly fragmented. The Xerox 4890 (a similar product is also marketed by Xerox as the DocuTech 390HC) is a spot color printer which prints in black and one color per job (out of a limited palette). It is capable of printing 92 pages per minute but does not offer custom colors. BESTE Bunch Systems markets a color offset press used as a downstream add-on to Oce or IBM high-speed, black-on-white printers. While it is capable of providing color logos, it does not print variable data, requires a longer time to set up and requires specialized skills. The use of this offset press also requires additional processes of negative production and plate making. Fully installed, the footprint can exceed 30 square feet, making it impractical for many existing data center installations. In addition, there are production full process color systems available which operate at print speeds of up to 70 pages per minute, including the Xeikon DCP-1 and the Xerox DocuColor 40. These systems have relatively high print costs per page and operate at much lower speeds than typical production printing requires, making them impractical for high-speed print jobs.

In addition to direct competition from other firms utilizing high-speed color technologies, there exists potential direct competition from firms improving technologies used in low-speed to medium-speed color printers and indirect competition from firms producing pre-printed forms. Manufacturers of high-speed, black-on-white printers may also, in time, develop comparable or more effective color capability within their own products which may render the Company's products obsolete.

Intellectual Property

The Company's ability to compete effectively will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, its suppliers and its employees to enter into nondisclosure agreements. On February 11, 1997, the U.S. Patent and Trademark Office granted a patent with respect to an initial patent application relative to the mechanical design of the Company's paper handling and color printing system, which form the core of the Truecolor Systems. In addition, the Company has filed applications for two additional patents relative to certain enhancements of Truecolor Systems. The Company has also filed foreign patent applications seeking patent protection in several foreign countries.

The Company has an exclusive right to supply products which include Spectra's ink jet printheads to print color on the black-on-white output from specified high-speed printers marketed by Xerox, IBM, Oce and certain other parties. To the extent that wax-based inks and ink jet printheads purchased from Spectra are covered under patents or licenses, the Company relies on Spectra's rights under such patents and licenses and Spectra's willingness and ability to enforce its patents and maintain its licenses.

Employees

As of March 14, 1997, the Company employed 131 individuals, of whom 57 employees were engaged in engineering and research and development, 37 employees in manufacturing and operations, 11 employees in marketing and service efforts, four employees in quality assurance, and 22 employees were working in an administrative capacity. In addition, the Company had also engaged ten independent contractors, of which five were engaged in engineering and research and development, four in manufacturing and operations and one in administration. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

Item 2.  Properties

The Company's facilities are located at 800 Connecticut Boulevard in East Hartford, Connecticut and presently consist of approximately 69,000 square feet. The Company believes that these facilities will meet the Company's needs for the next 12 months. The Company leases this facility under a lease that expires on December 31, 2000.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

Since the Company's initial public offering on December 18, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "ACLR." The table below sets forth the per share quarterly high and low bid prices of ACLR common stock for the year ended December 31, 1996.

COMMON STOCK INFORMATION
                   1996
             High         Low
Fourth       $9           $8 1/4
Quarter

As of the close of business on March 14, 1997, the closing price of Accent Color common stock was $8 3/4.

The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. As of March 14, 1997, there were approximately 186 stockholders of record.


Item 6.  Selected Financial Data

                          For the period                                     For the period
                          from inception                                     from inception
                          (May 21, 1993)                                     (May 21, 1993)
                          through December                                   through December
                          31,               For the year ended December 31,  31,

                                   1993           1994      1995      1996         1996
Statement of
Operations Data:
Sales                            $-             $-        $-        $-           $-
Costs and expenses:
Costs of production              -              -         -             1,272         1,272
Research and development               19            805      3,051     6,932        10,808
Marketing, general and
administrative                         26            336      1,003     4,394         5,759
Related party
administrative expense           -              -                80        25           105
                                       45          1,142      4,134    12,623        17,944
Other (income)expense:
Interest expense                 -                    12         83       656           751
Interest income                  -              -         -              (113)         (113)
Subtotal Other(income) expense   -                    12         83       543           638
Net loss before extraordinary
item                                  (45)        (1,154)    (4,217)  (13,166)      (18,582)

Extraordinary item:
Loss on early extinguishment
of debt, net of income taxes
of nil                           -              -         -              (573)         (573)

Net Loss                             $(45)       $(1,154)   $(4,217) $(13,739)      (19,155)

Pro forma net loss per common
share:
Loss before extraordinary
item                                                           (.66)    (1.85)
Extraordinary item                                                -     (0.08)
Net loss                                                       (.66)    (1.93)

Pro forma weighted average
common shares outstanding                                  6,163,341 6,956,066

Other Data:
Number of prototype and pre-
production units shipped         -              -                  3        12            15
Units in backlog
(as of period end)               -              -         -                 29            29


                                                  December 31,
                                    1993        1994        1995        1996
Balance Sheet Data:
Cash and cash equivalents          $-             $165          $1    $20,289
Working capital (deficit)             (24)         (86)     (1,862)    18,189
Total assets                            1          246         728     26,951
Short-term debt                    -          -                 50      1,000
Long-term debt, less current
portion                            -          -              2,020      1,272
Total shareholders'
equity (deficit)                      (24)         (57)     (3,164)    19,345


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussions should be read in conjunction with the section titled "Business-Current Developments" and in light of the circumstances detailed therein.

Overview

Accent Color was formed in 1993 initially to develop a high-speed, color printer to attach to a Xerox 4135 or Xerox 4635 cut sheet, high-speed, black-on-white production printer. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, IBM approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

During 1995, the Company began negotiations with Xerox, IBM and Siemens Nixdorf Printing Systems USA, Inc. (which was acquired by an affiliate of Oce in 1996) to enter into formal development relationships. During the same period, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were demonstrated at Xplor in November 1995 in the Xerox, IBM and Accent Color exhibits and in the Xerox DocuTech Print Center.

During 1996, the Company was focused on refining the Truecolor System design and preparing for the commencement of commercial production in the first half of 1997. In February 1996, a Product Development and Distribution Agreement was signed with Xerox, and in April 1996, the Company entered into a Product Purchase Agreement with IBM. At Xplor in October 1996, the Company demonstrated its Truecolor Systems, as well as certain enhancements planned for production in 1997.

Pursuant to the Xerox Agreement and IBM Agreement, Xerox and IBM are expected to submit purchase orders for shipments of production systems approximately four to six months prior to the expected shipment date. The Company expects most orders will be shipped within four months of the receipt of purchase orders. As a result, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. Revenue is expected to be recognized upon customer acceptance.

Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from Spectra. The sale of consumables is expected to generate recurring revenue which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increase. Accent Color does not expect to derive significant revenue from maintenance of installed Truecolor Systems because maintenance typically will be provided by its OEM customers.

Accent Color expenses all research and development costs as they are incurred, including costs associated with the manufacture of prototypes. Accent Color produced the proof-of-concept and prototype Truecolor Systems principally during 1994, 1995 and the first six months of 1996, which resulted in significant research and development expenses for those periods. In July 1996, the Company began manufacturing pre-production Truecolor Systems for delivery to customers. As a result, it began to allocate to costs of production the manufacturing and other expenses associated with the manufacture of pre-production Truecolor Systems.

Accent Color's marketing, general and administrative expenses have increased to support the Company's anticipated revenue growth and manufacturing activities. In 1996, in anticipation of the production and sale of Truecolor Systems, the Company expanded its accounting and other administrative functions to support its manufacturing activities. The Company's strategy is to distribute its products solely through its OEM customers. Accordingly, marketing expense is attributable primarily to the development and support of the OEM customer relationships and is anticipated to be lower, in both dollar amounts and as a percentage of revenue, than it would be if the Company established and maintained a direct sales force. The Company also incurs marketing expenses in connection with product promotional activities and certain indirect marketing activities in conjunction with its OEM customers. As a result, the Company believes that marketing, general and administrative expenses will continue to increase.

As of December 31, 1996, the Company had approximately $15.9 million in federal net operating loss carryforwards which may be utilized by the Company to offset any taxable profits in future periods. These carryforwards expire in years 2008 through 2011. In December 1994 and December 1996, changes in ownership of the Company occurred which limit the annual amount of certain federal net operating loss carryforwards which may be used by the Company.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. The Company recognized no revenue for the years ended December 31, 1996 and 1995. During 1996, the Company's efforts were directed at designing, developing, testing and manufacturing prototype and pre-production systems. During 1995, the Company's efforts were directed at designing, developing, testing and manufacturing prototype systems only.

Costs of production of $1,272,000 incurred during 1996 consist of the start-up manufacturing expenses related to the Company's preparation for commercial production of its Truecolor Systems.

Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses for 1996 increased by $3.9 million, or approximately 127%, to $6.9 million from $3.0 million for 1995. This increase in research and development expenses reflects additional expenses associated with the development, manufacturing and testing of prototype systems, the increase in engineering and production personnel, and upgrades and enhancements for pre-production systems. Research and development expenses were offset by $300,000 and $614,000 for 1996 and 1995, respectively, resulting from customer payments for prototype units.

Marketing, general and administrative expenses primarily consist of (i) the marketing cost in connection with product promotional activities and certain indirect marketing activities in conjunction with the Company's OEM customers and (ii) general and administrative costs related to the salaries of the Company's executive, administrative and financial personnel, and associated costs. Marketing, general and administrative expenses for 1996 increased by $3.4 million to $4.4 million from $1.0 million for 1995. This increase in marketing, general and administrative expenses was primarily attributable to the hiring of additional service, marketing and administrative personnel to support the Company's anticipated revenue growth and manufacturing activities.

Related party administrative expense reflects financial advisory fees paid to an investment banker who was a director of the Company. The Company had related party administrative expense of $25,000 and $80,000 for 1996 and 1995, respectively.

Interest expense for 1996 increased by $573,000 to $656,000 from $83,000 for 1995. This increase in interest expense for 1996 was primarily attributable to increased indebtedness outstanding in 1996 resulting from the issuance of debentures in October 1995, the issuance of debentures in February 1996, the issuance of short term notes in October 1996, and borrowings under the Xerox Loan beginning in 1996. Interest income for 1996 was $113,000, and the Company had no interest income for 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31,
1994.  The Company generated no revenue for 1995 and 1994.

Research and development expenses for 1995 increased by $2.2 million to $3.0 million from $805,000 for 1994. This increase in research and development expenses for 1995 primarily reflects additional expense associated with the development, manufacturing and testing of prototype systems and the related increase in research and development personnel. Research and development expenses were offset by $614,000 and $0 for 1995 and 1994, respectively, resulting from customer payments for prototype units.

Marketing, general and administrative expenses for 1995 increased by $664,000 or approximately 198% to $1.0 million from $336,000 for 1994. This increase in marketing, general and administrative expenses was primarily the result of adding personnel as the Company expanded overall operations and support functions.

Related party administrative expense was $80,000 for 1995 and $0 for 1994, reflecting payment of financial advisory fees to an investment banker who was a director of the Company.

Interest expense for 1995 increased by $71,000 to $83,000 from $12,000 for 1994. Interest expense in 1995 related to the issuance of certain debentures in October 1995. Interest expense in 1994 related to the issuance of certain debentures in April and August 1994. The Company had no interest income for 1995 and 1994.

Liquidity and Capital Resources

The Company's need for funding has increased from period to period as it has continued its research and development surrounding Truecolor System, continued its research and development activities for enhancement of Truecolor Systems, increased its capital expenditures on equipment and commenced production of Truecolor System. To date, the Company has financed its operations through customer payments, borrowings and sale of equity securities.

Through December 31, 1996, the Company has received $2.5 million from the delivery of seven prototype and eight pre-production systems to customers; net proceeds of $7.9 million from borrowings and the sale of debt securities and net proceeds of $35.9 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $11.5 million was raised through the private placement of equity securities.

At December 31, 1996, the Company's primary source of liquidity was cash and cash equivalents totaling $20.3 million.

Operating activities consumed $12.5 million in cash in 1996 compared to $2.6 million in 1995. The increase is attributable to an increase in the net loss of the Company and an increase in inventories as the Company purchased parts for commercial units. This was partially offset by an increase in accounts payable, customer deposits and deferred revenue.

Capital expenditures increased $2.1 million from $500,000 for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. The major components of this increase include assets acquired as a result of the Company's expansion to support the Company's anticipated revenue growth and manufacturing activities, engineering development equipment and test equipment, and the costs associated with the relocation of the Company operations. The Company has currently budgeted approximately $2.1 million for capital expenditures for the year ending December 31, 1997. The Company's currently planned capital expenditures are primarily for expansion of the Company's development and manufacturing capabilities.

Under the Spectra Agreement, the Company is obligated to pay $250,000 per calendar quarter through 1997 in order to maintain certain exclusive rights. After 1997, the Company must continue to make quarterly payments to continue to benefit from the development efforts funded by Spectra's customers. The Company currently anticipates making such payments over the term of the Spectra Agreement.

The Company believes that its existing cash resources, availability under the Xerox Loan and cash from operations, will be sufficient for the financing of its operations, repayment of indebtedness and capital expenditures through the third quarter of 1997. Based on the Company's current operating plan, the Company's primary requirements for cash through 1997 will be for the repayment of indebtedness, the expansion of its manufacturing, development, engineering and customer support capabilities, the commercial production of additional Truecolor Systems and the further development and enhancement of the Company's products. As part of its expansion during 1997, the Company currently expects (i) to hire approximately 50 additional manufacturing, development, engineering and customer support employees, (ii) to acquire inventories of modules, components and wax-based inks for Truecolor Systems and (iii) to invest in additional printhead manufacturing capacity. The Company's currently planned research and development activities are focused on developing (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality particularly duplex printing (the ability to print on both sides of the page) and (iii) higher resolution ink jet printheads.

Factors Affecting Future Results

The foregoing Management's Discussion and Analysis and discussion of the Company's business contains various statements which are forward looking in nature. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers that the following important factors, among others, in some cases have affected and, in the future, could materially adversely affect the Company's actual results and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by, or on behalf of, the Company.

Limited Operating History; History Of Losses; Uncertainty Of Future Financial Results. The Company was formed in May 1993 and is a development stage company with a limited operating history. The Company incurred losses in each year of existence and incurred a net loss of $13,739,000 for the year ended December 31, 1996. As a result of these losses, as of December 31, 1996, the Company had an accumulated deficit of $19,155,000. It is expected that quarterly net losses will continue through at least the fourth quarter of 1997 and that the Company will incur a net loss for 1997. In order to support the anticipated growth of its business, the Company expects to expand its manufacturing and administrative capabilities, technical and other customer support functions, and research and product development activities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenue does not increase at an equal or greater rate.

Uncertainty Of Market Development And Acceptance Of Accent Color's Products. The digital, high-speed printing market has traditionally relied mainly on black-on-white print. There can be no assurance that a market for high-speed, variable data color printing will develop or achieve significant growth. The failure of such market to develop or achieve significant growth would have a material adverse effect on the Company's future results.

Dependence On A Limited Number Of Customers; Revenue Concentration. The Company anticipates that sales of its Truecolor Systems and consumables to a limited number of OEM customers will account for substantially all of the Company's revenue. As of December 31, 1996, the Company had contracts with only two customers, Xerox and IBM, and was negotiating a contract with a third customer, Oce. There can be no assurance that these customers will purchase a significant volume of the Company's products.

Dependence On Third Party Marketing, Distribution And Support. A significant element of the Company's marketing strategy is to form alliances with third parties for the marketing and distribution of its products. To this end, the Company has entered into the Xerox Agreement and the IBM Agreement, and is currently negotiating an agreement with Oce, for the marketing, distribution and support of the Company's products. There can be no assurance that (i) the Company will be successful in maintaining such alliances or forming and maintaining other alliances, (ii) the Company will be able to satisfy its contractual obligations with its OEM customers or (iii) the Company's OEM customers will devote adequate resources to market and distribute the Company's products successfully.

Dependence On Spectra. The Company is dependent on Spectra, a wholly owned subsidiary of Markem Corporation ("Markem"), as its sole source supplier of ink jet printheads and the hot melt, wax-based inks included in and used by Truecolor Systems. Spectra has agreed to supply the Company with ink jet printheads and wax-based inks under a supply agreement, subject to a number of conditions. The Company's reliance on Spectra involves several risks, including a potential inability to obtain an adequate supply of required printheads or inks, and reduced control over the quality, pricing and timing of delivery of these items. To date, Spectra has only produced a limited number of ink jet printheads. Accordingly, there can be no assurance that Spectra will be able to provide a stable source of supply of these components.

Spectra has granted the Company the exclusive right to supply products including Spectra printheads in the worldwide market for printing color on the output from specified high-speed, black-on-white printers from Xerox, IBM, Oce and certain other parties through December 31, 2002. To maintain such exclusive rights, the Company is required to purchase a minimum number of ink jet printheads each year, to continue to purchase its wax-based ink requirements from Spectra and to make certain payments. There can be no assurance that the Company will be able to meet the minimum purchase requirements or make these payments.

Dependence On Major Subcontractors And Suppliers. The Company relies on subcontractors and suppliers to manufacture, subassemble and perform certain testing of some modules and parts of Truecolor Systems. The Company currently performs the final assembly and testing of various Truecolor System components and of each complete Truecolor System, and the Company plans to eventually outsource the full assembly and testing of Truecolor Systems. There can be no assurance that subcontractors or suppliers will meet the Company's price, quality, quantity and delivery requirements or otherwise perform to the Company's expectations.

Development Risks. The Company's products are in various stages of development, and no revenue has been recognized from the sale of its products. The Company has developed and plans to market new products and new applications of technology and, accordingly, is subject to risks associated with such ventures. The Company has delivered prototype and pre-production Truecolor Systems and is entering the production phase for these systems. Truecolor Systems are currently undergoing extensive testing by Xerox and IBM. The future results of the Company must be considered in light of the expenses and delays frequently encountered in connection with the operation of a new business, the development and production of new products and the development of practical production techniques for the products.

Limited History Of Product Manufacturing. To date, the Company has manufactured only limited quantities of Truecolor Systems for evaluation in commercial applications. To be profitable, the Company's products must be manufactured in sufficient quantities and at acceptable costs. Future production in sufficient quantities may pose technical and financial challenges for the Company, and no assurance can be given that the Company will be able to reduce its current product costs to an acceptable level and to make a successful transition to high-volume production.

Significant Fluctuations In Quarterly Results. The Company's quarterly operating results are likely to vary significantly in the future based upon a number of factors. Historically, there has existed seasonality in the purchase of major equipment such as the Company's Truecolor Systems, with many companies experiencing higher sales in the fourth calendar quarter. Furthermore, a significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. Sales forecasts by the Company's OEM customers are generally not binding. If revenue levels are below expectations, operating results may be disproportionately affected because only a small portion of the Company's expenses vary with revenue in the short term, which could have a material adverse effect on the Company's future results.

Need For Additional Funding For Operating And Capital Requirements. Based on its current operating plan, the Company anticipates that additional financing will be required for the financing of its operations, debt repayments and capital expenditures during the fourth quarter of 1997. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms.

Product Warranty; Limit On Prices For Spare Parts. The Company warrants its Truecolor Systems to be free of defects in workmanship and materials for 90 days from installation at the location of the end user. Furthermore, under the Xerox and IBM Agreement, the Company has agreed to provide spare parts for its products at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. There can be no assurance that the Company will not experience warranty claims or parts failure rates in excess of those which it has assumed in pricing its products and spare parts. The Company has not produced or shipped any production versions of its Truecolor Systems. Consequently, the Company currently has no experience with the volume or nature of warranty claims relating to its products.

Dependence On A Single Product Line. The Company anticipates that it will derive substantially all of its revenue in the foreseeable future from sales of Truecolor Systems, related consumables and spare parts. If the Company is unable to generate sufficient sales of Truecolor Systems due to market conditions, manufacturing difficulties or other reasons or if purchasers of Truecolor Systems were to purchase wax-based ink or spare parts from suppliers other than the Company, there could be a material adverse effect of the Company's future results.

Rapid Technological Change Requires Ongoing Product Development Efforts. The high-speed printer industry is characterized by evolving technology and changing market requirements. The Company's future success will depend on a number of factors, including its ability to continue to develop and manufacture new products and to enhance existing products. Consequently, the Company considers the enhancement of its products to be a development priority. Certain enhancements of its existing products are required by the Company's contracts with Xerox and IBM. Additionally, in a new and evolving market, customer preferences can change rapidly and new technology could render existing technology obsolete. Failure by the Company to respond adequately to changes in its target market, to develop or acquire new technology or to successfully conform to market preferences could have a material adverse effect on future results of the Company.

Limited Protection Of Proprietary Technology And Risks Of Third-Party Claims. The Company's ability to compete effectively will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, suppliers, employees and independent contractors to enter into nondisclosure agreements. In addition, the Company has received a patent, and has filed additional U.S. and foreign patent applications to protect technology which the Company believes is proprietary. There can be no assurance, however, that these agreements, arrangements or patents will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information. A failure of such protection could have a material adverse effect on future results of the Company.

Difficulties In Managing Rapid Growth. Since inception, the Company has experienced rapid growth, which has placed a significant strain on the Company's (i) administrative, operational and financial personnel, (ii) management information systems, (iii) manufacturing operations and (iv) other resources. Certain of the Company's senior managers have recently joined the Company, and the Company may increase the number of its senior managers. In addition, the Company's future development plans anticipate additional management, operating and financial resources. The failure to manage growth effectively may have a material adverse effect on the Company's future results.

Competition. The Company expects to encounter varying degrees of competition in the markets in which it intends to compete. Products or product improvements based on new technologies could be introduced by other companies with little or no advance notice. Manufacturers of high-speed, black-on-white printers may also, in time, develop comparable or more effective color capability within their own products which may render the Company's products obsolete. There can be no assurance that the Company will be able to compete against future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its future results.

Risks Associated With International Operations.
The Company intends to have its products marketed worldwide and therefore may enter into contracts with foreign companies. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuations in exchange rates, government controls, political instability and potential adverse tax consequences. There can be no assurance that these factors will not have a material adverse effect on the Company's future results.

Need to Develop and Maintain an Alternate Distribution Program for the Truecolor 135.
  Because of the decision by Xerox not to distribute the cut-sheet version of the Truecolor System as a Xerox product, the Company will need to establish and maintain an alternate distribution program for the Truecolor 135. The Company currently has limited direct marketing and sales capabilities and has begun discussions with Xerox concerning alternate distribution programs including the possibility of becoming a Xerox "finishing partner." There can be no assurance that the Company will be able to establish or maintain an effective direct marketing and sales program for the Truecolor 135 or successfully conclude a "finishing partner" arrangement with Xerox.

Inflation
Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accent Color Sciences, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and for the period from inception (May 21, 1993) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     The Company's plans for funding future operations are described in Note 1.


Price Waterhouse LLP

Hartford, Connecticut
February 26, 1997, except as to Note 13, which is as of March 27, 1997


                      ACCENT COLOR SCIENCES, INC.
                     (a development stage company)
                            BALANCE SHEETS

                                             December 31,
                                        1996              1995
Assets
Current assets:
     Cash and cash equivalents      $20,288,535        $967
     Accounts receivable                 13,669           -
     Due from officer (Note 11)          15,802           -
     Inventories (Notes 2 and 4)      3,362,252           -
     Prepaid expenses and other
     assets (Note 2)                    511,633       8,857

          Total current assets       24,191,891       9,824

Fixed assets, net (Notes 2 and 3)     2,727,220     488,060
Other assets, net (Note 2)               32,354     230,231

          Total assets              $26,951,465    $728,115

Liabilities and Shareholders'
Equity (Deficit)

Current liabilities:
     Notes payable (Note 5)         $         -    $ 50,000
     Current maturities of long-
     term debt (Note 5)               1,000,000           -
     Obligations under capital
     leases (Note 8)                     47,555           -
     Accounts payable                 1,935,108     916,517
     Accrued expenses                   683,198     334,820
     Due to officers (Note 11)                -      20,711
     Customer advances and deposits
     (Note 2)                         1,387,400     550,000
     Deferred revenue (Note 2)          950,000           -

          Total current liabilities   6,003,261   1,872,048

Obligation under capital leases
(Note 8)                                123,621           -
Long-term debt, net of discount
(Note 5)                              1,271,638   1,945,117
Other long-term liabilities (Notes
7 and 8)                                208,002      74,911

          Total non-current
          liabilities                 1,603,261   2,020,028

Commitments and contingencies
(Notes 8, 11 and 12)

Shareholders' equity (deficit)
(Note 6):
     Preferred stock, no par value,
     500,000 shares authorized,
     0 and 324,360 shares issued
     and outstanding                          -   1,430,634
     Common stock, no par value,
     25,000,000 shares authorized,
     10,139,775 and 2,094,840
     shares issued and outstanding   38,499,490     821,291
     Deficit accumulated during the
     development stage              (19,154,547) (5,415,886)

          Total shareholders'
          equity (deficit)           19,344,943  (3,163,961)

          Total liabilities and
          shareholders' equity
          (deficit)                 $26,951,465  $  728,115


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                   ACCENT COLOR SCIENCES, INC.
                  (a development stage company)
                    STATEMENTS OF OPERATIONS
                                                              For the
                                                              period from
                                                              inception
                                                              (May 21, 1993)
                            For the year ended December 31,   through December
                              1996       1995        1994     31, 1996
Sales                               $-         $-          $-           $-
Costs and expenses:
    Costs of production      1,272,357          -           -    1,272,357
    Research and
    development              6,932,017  3,050,534     805,357   10,806,908
    Marketing, general
    and administrative       4,393,380  1,002,869     336,368    5,759,015
    Related party
    administrative
    expense (Note 11)           25,000     80,260           -      105,260


                            12,622,754  4,133,663   1,141,725   17,943,540

Other (income) expense:
     Interest expense          655,730     83,292      11,808      750,830
     Interest income          (113,126)         -           -     (113,126)


                               542,604     83,292      11,808      637,704

Net loss before
extraordinary item         (13,165,358)(4,216,955) (1,153,533) (18,581,244)

Extraordinary item:
     Loss on early
     extinguishment
     of debt, net of
     income taxes
     of nil                  (573,303)          -           -     (573,303)

Net loss                   (13,738,661)(4,216,955) (1,153,533) (19,154,547)


Unaudited pro forma net
loss per common share
(Note 2):
     Net loss before
     extraordinary item         (1.85)       (.66)
     Extraordinary item          (.08)           -
     Net loss                   (1.93)       (.66)


Unaudited pro forma
weighted average common
shares outstanding
(Note 2)                     6,956,066  6,163,341


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ACCENT COLOR SCIENCES, INC.
                  (a development stage company)
                    STATEMENTS OF CASH FLOWS
                                                                    For the period
                                                                    from inception
                                                                    (May 21, 1993)
                                For the year ended December 31,     through December
                                  1996        1995        1994      31, 1996
Cash flows from operating
activities:
Net loss                      (13,738,661) (4,216,955) (1,153,533)  (19,154,547)
Adjustments to reconcile
net loss to net cash used in
operating activities:
      Depreciation and
      amortization                974,184     111,127       3,116     1,088,499
      Write-off of deferred
      offering costs                    -      47,264           -        47,264
      Options granted for
      services                          -      18,400           -        18,400
      Debenture issued for
      services                          -      50,000           -        50,000
      Loss on disposal of
      fixed assets                 82,691       9,378           -        92,069
      Conversion of accrued
      interest to common
      stock                       231,147           -           -       231,147
      Extraordinary loss on
      extinguishment of debt      573,303           -           -       573,303
Changes in assets and
liabilities:
      Accounts receivable and
      amount due from officer     (29,471)          -           -       (29,471)
      Inventories              (3,362,252)          -           -    (3,362,252)
      Prepaid expenses and
      other assets               (502,776)     (3,731)     (5,126)     (511,633)
      Accounts payable and
      accrued expenses          1,366,969     793,990     261,557     2,440,785
      Due to officers             (20,711)     (2,357)     16,986             -
      Customer advances and
      deposits                    837,400     550,000           -     1,387,400
      Deferred revenue            950,000           -           -       950,000
      Other long-term
      liabilities                 133,091      74,911           -       208,002

      Net cash used in
      operating activities    (12,505,086) (2,567,973)   (877,000)  (15,971,034)

Cash flows from investing
activities:
Proceeds from sale of fixed
assets                              5,524           -           -         5,524
Purchases of fixed assets      (2,611,891)   (525,718)    (27,857)   (3,166,004)
Cost of patent                    (28,534)     (1,207)     (3,359)      (33,100)

       Net cash used in
       investing activities    (2,634,901)   (526,925)    (31,216)   (3,193,580)

Cash flows from financing
activities:
  Payment of capital lease
  obligations                     (71,953)          -           -       (71,953)
  Net proceeds from issuance
  of debentures                 3,049,768   1,789,333           -     4,839,101
  Proceeds from issuance of
  warrants                        261,482      56,631           -       318,113
  Net proceeds from issuance
  of common stock              33,869,508           -      29,500    33,920,808
  Proceeds from exercise of
  warrants                              -     694,960           -       694,960
  Net proceeds from issuance
  of preferred stock through
  offerings and conversion
  of debt                               -     340,060   1,090,574     1,430,634
  Increase (decrease) in
  notes payable                   (50,000)     50,000           -             -
  Increase in long-term debt    2,223,750           -           -     2,223,750
  Deferred offering costs               -           -     (47,264)      (47,264)
  Repayment of debentures      (3,855,000)          -           -    (3,855,000)

       Net cash provided by
       financing activities    35,427,555   2,930,984   1,072,810    39,453,149

       Net increase
       (decrease) in cash
       and cash equivalents    20,287,568    (163,914)    164,594    20,288,535

       Cash and cash
       equivalents at
       beginning of
       period                         967     164,881         287             -

       Cash and cash
       equivalents at
       end of period          $20,288,535        $967    $164,881   $20,288,535

Supplemental disclosure
  Cash paid for:
  Interest                        246,509           -           -       246,509

   Non-cash investing
   activities (Note 8):
   Capital lease
   obligations of
   $243,129 were
   incurred during
   the year ended
   December 31, 1996,
   reflecting new
   equipment leases


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                       ACCENT COLOR SCIENCES, INC.
                      (a development stage company)
          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                           Common Stock         Preferred Stock      Development
                         Shares     Amount    Shares       Amount    Stage           Total
Proceeds from sale        3,900     $21,800          -          $-           $-     $21,800
Net loss                      -           -          -           -      (45,398)    (45,398)
December 31, 1993         3,900      21,800          -           -      (45,398)    (23,598)
Stock split           1,751,100           -          -           -            -           -
Conversion of
debentures                    -           -     74,360     371,804            -     371,804
Proceeds from
sale                          -           -    160,000     643,770            -     643,770
Conversion of
promissory
notes                    42,000      50,000          -           -            -      50,000
Reclassification              -     (20,500)         -           -            -     (20,500)
Shares issued for
services                      -           -     15,000      75,000            -      75,000
Net loss                      -           -          -           -   (1,153,533) (1,153,533)

December 31, 1994     1,797,000      51,300    249,360   1,090,574   (1,198,931)    (57,057)

Proceeds from
sale                          -           -     75,000     340,060            -     340,060
Exercise of
warrants                297,840     694,960          -           -            -     694,960
Options granted
to service provider           -      18,400          -           -            -      18,400
Warrants issued
with debt                     -      56,631          -           -            -      56,631
Net loss                      -           -          -           -   (4,216,955) (4,216,955)

December 31, 1995     2,094,840     821,291    324,360   1,430,634   (5,415,886) (3,163,961)

Warrants issued
with debt                     -     138,032          -           -            -     138,032
Proceeds from
sale                  2,625,000   9,460,044          -           -            -   9,460,044
Warrants issued
with debt                     -     123,450          -           -            -     123,450
Proceeds from
initial public
offering              3,450,000  24,409,464          -           -            -  24,409,464
Conversion of
Series III
debentures              607,626   2,116,575          -           -            -   2,116,575
Conversion of
Preferred stock       1,362,309   1,430,634   (324,360) (1,430,634)           -           -
Net loss                      -           -          -           -  (13,738,661)(13,738,661)

December 31, 1996    10,139,775 $38,499,490          -          $- $(19,154,547)$19,344,943


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   ACCENT COLOR SCIENCES, INC.
                  (a development stage company)
                  NOTES TO FINANCIAL STATEMENTS

1. Formation And Operations Of The Company

Accent Color Sciences, Inc. (the "Company") was incorporated in Connecticut in May 1993. The Company was initially formed to design, develop, test and manufacture high-speed, color printers to attach to high-speed, black-on-white printers. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Development and testing of a prototype began in January 1994, with a "proof-of-concept" system developed in November 1994. During 1995, the Company began negotiations with major original equipment manufacturers ("OEMs") to enter into formal development relationships. At the same time, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were completed in 1995. Also in 1995, the Company and IBM entered into a letter of intent for the development of three prototype systems, and in August 1995, the Company and Xerox entered into a memorandum of understanding for the development of two prototype systems. In November 1995, the Company and Oce (then Siemens Nixdorf Printing Systems) executed a memorandum of understanding for the development of two prototype systems. Through December 31, 1996, the Company had received $1.5 million for the delivery of prototype machines. Through December 31, 1996, $914,000 had been offset against research and development expense.

Management believes that the existing cash on hand at December 31, 1996, and the availability under the Xerox loan, combined with anticipated financing will be adequate to fund the Company's planned cash requirements through the end of 1997. In the event the Company is unsuccessful in achieving the anticipated increased sales volume outlined in the 1997 forecast or the Company fails to obtain additional financing, the Company would expect to reduce costs and expenses through reduction in its planned expansion, including a reduction in 1997 planned inventory increases, capital expenditures and research and development increases.

2. Summary Of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized upon customer acceptance. Until such time that the Company has adequate information to estimate future returns and customer acceptance, revenue will be deferred from the date of product shipment until final customer acceptance, which will be at the end of the warranty period. As of December 31, 1996, the Company has deferred revenue of $950,000 related to products shipped.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks, as well as investments with original maturities of less than 90 days.

Inventories

Inventories are carried at the lower of cost or market, determined by the first-in, first-out method. Cost of material purchased for specific research and development projects has been charged to research and development expense as incurred.
Inventories purchased for the production of printer systems which will be sold to customers have been capitalized.

Fixed Assets

Fixed assets are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which are between three and five years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

Patent

Patent costs of $33,100 and $4,566 at December 31, 1996 and 1995, respectively, are capitalized as incurred and are amortized on a straight-line basis over the shorter of the legal term or estimated useful life. Accumulated amortization was $746, $338 and $99 at December 31, 1996, 1995 and 1994, respectively.

Deferred Debt Issuance Costs

Included in other assets are deferred debt issuance costs of $0 and $278,157 at December 31, 1996 and 1995, respectively. Debt issuance costs were amortized using the effective interest method over the term of the related debt until its conversion to common stock on December 23, 1996 (Note 6). Amortization expense was $136,088, $52,154 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. The unamortized cost remaining at conversion was included as a reduction in the carrying value of the related common stock.

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Research and Development Expenditures

Research and development expenditures are charged to expense as incurred

Customer Advances and Deposits

     Customer Advances Under Research and Development Agreements

Amounts advanced pursuant to customer sponsored research and development agreements are recognized as a liability until certain obligations (as defined in the agreements, including delivery and acceptance of certain test units) under the agreements have been met. Advances of $600,000 and $550,000 have been deferred as of December 31, 1996 and 1995, respectively. When the obligations are met, the amounts are offset against research and development expense. Amounts offset against research and development expense were $300,000, $614,000 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Customer Deposits

Based on the Company's sales contracts with certain customers, the Company is entitled to a percentage of the sales price upon receipt of certain firm purchase orders. Customer deposits of $787,400 and $0 have been deferred at December 31, 1996 and 1995, respectively.

Stock-Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Incentive Plan. Additional disclosures required under Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," are included in Note 7, Stock Incentive Plan.

Unaudited Pro Forma Financial Data

The 8.00% convertible subordinated debentures (the "Series III Debentures"), including accrued interest (see Note 5), converted to Common Stock upon the closing of the initial public offering of Common Stock and the Series A Convertible Voting Preferred Stock (the "Series A Preferred Stock," see Note 6) converted to Common Stock upon the effectiveness of the initial public offering of Common Stock. The unaudited pro forma net loss per common share data included in the statements of operations for the years ended December 31, 1995 and 1996 gives effect to this conversion as if the shares were outstanding at the beginning of the respective periods, and as if the interest, amortization of discount and amortization of deferred financing expenses associated with the Series III Debentures were not incurred.

In determining pro forma weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock options and warrants issued and Common Stock, convertible debt and convertible preferred stock sold in the twelve months preceding the initial filing date of the public offering and through the effective date have been included in the calculation as if outstanding for 1995 and for the period January 1, 1996 through September 30, 1996 using the treasury stock method and at the initial public offering price of $8.00 per share.

3.   Fixed Assets

                                        December 31,
                                      1996       1995
     Equipment                      $717,819   $172,160
     Computers                       790,791    164,435
     Furniture and fixtures          417,251     95,850
     Leasehold improvements          795,230     54,563
     Purchased software              319,381     57,725
     Capital leases - equipment      243,129          -

                                   3,283,601    544,733
     Less: accumulated
     depreciation and
     amortization                    556,381     56,673

                                  $2,727,220   $488,060


Amortization expense for capital leases amounted to $42,454, $0 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense was $485,191, $53,586 and $3,017 for the years ended December 31, 1996, 1995 and 1994, respectively.

4. Inventories

Inventories consist of the following:

                                        December 31,
                                      1996       1995
       Raw materials and
       components                 $2,242,756         $-
       Work-in-process               607,245          -
       Finished goods                512,251          -

                                  $3,362,252         $-


5. Debt

The following is a summary of the Company's debt:


                          Stated
                         Interest                  December 31,
                          Rate      Maturity      1996     1995
       Notes payable      10.00%           -          $-    $50,000
       Series III
       debentures, net
       of unamortized
       discount of
       $0 and $51,483      8.00%           -           -  1,945,117
       Long-term debt,
       net of unamortized
       discount of
       $78,362 and $0      8.00%   1997-1998   2,271,638          -

                                               2,271,638  1,995,117

       Less: current
       portion                                 1,000,000     50,000

                                              $1,271,638 $1,945,117


Convertible Subordinated Debentures

On January 25, 1994, the Company issued $200,030 of 8.00% convertible subordinated debentures (the "Series I Debentures"). On August 15, 1994, the Company issued an additional $160,000 of the 8.00% convertible subordinated debentures (the "Series II Debentures"). On September 20, 1994, all of the debentures, including accrued interest of $11,774, were converted into 74,360 shares of the Company's Series A Preferred Stock at a rate of $5.00 per share.

Notes Payable

The Company issued a $50,000 note payable in May 1995. The note was paid in January 1996. Interest on the note accrued at 10.00%.

Series III Debentures

On October 31, 1995, the Company completed an offering of 8.00% convertible subordinated debentures (the "Series III Debentures") for net proceeds of $1,668,443. During 1995, the Company converted $50,000 of accounts payable to Series III Debentures. The Series III Debentures were convertible into Common Stock at a rate of $3.67 per share. The carrying value of the debentures, plus accrued interest of $231,147, converted into 607,626 common stock shares upon the closing of the initial public offering on December 23, 1996.

At the time of issuance, each holder of a Series III Debenture received a detachable warrant (the "Series III Warrants") to purchase Common Stock for an amount of shares equal to the Series III Debentures' principal amount divided by the conversion rate. Total Series III Warrants issued were exercisable into 544,554 common shares at an exercise price of $3.67 per share and expire on August 15, 1997. The Series III Warrants were valued at $56,631, and accordingly this amount was allocated to Common Stock with an equivalent discount recorded on the Series III Debentures. The discount was amortized over the term of the debentures until its conversion to common stock on December 23, 1996. Amortization expense was $30,226, $5,148 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. The unamortized discount remaining at conversion was included as a reduction in the carrying value of the related common stock.

Series IV Debentures

During February 1996, the Company completed a private placement of subordinated debentures (the "Series IV Debentures") for net proceeds of $405,000, of which $240,000 was issued to a director of the Company. The Series IV Debentures are non-convertible and bear interest at 8.00%. The Series IV Debentures were due on August 31, 1996, and were repaid by the Company on August 29, 1996. In addition, each holder received detachable warrants (the "Series IV Warrants") to purchase Common Stock equal to the Series IV Debentures' principal amount divided by $3.67. The Series IV Warrants were valued at $0.11 per warrant.
Accordingly, $11,782 was allocated to Common Stock, with an equivalent discount recorded on the Series IV Debentures. The entire discount was amortized in the year ended December 31, 1996. The Series IV Warrants issued are exercisable into 110,454 shares of Common Stock at an exercise price of $3.67 per share and expire on February 28, 2001.

Xerox Loan

In December 1995, the Company received a commitment from a customer to lend the Company up to $3,000,000 subject to the successful completion of an OEM production agreement and satisfactory negotiations of loan terms. On January 2, 1996, the Company received $500,000 under this commitment. On February 16, 1996, the Company and the customer executed an OEM production agreement and on February 28, 1996, the Company and the customer finalized the terms of the loan. The loan provides for a maximum commitment of $3,000,000 through April 1, 1998, at an annual interest rate of 8.00%. As part of the inducement to extend such commitment, the Company agreed to issued detachable warrants up to a maximum of 375,000 shares of Common Stock at an exercise price of $3.67 per share, of which the warrant to purchase 125,000 shares expires on February 28, 1999 and the warrant to purchase 250,000 shares expires on April 19, 1999.

As of December 31, 1996, the Company has received $2,350,000 in loan proceeds and issued detachable warrants for 375,000 shares of Common Stock. Accordingly, $126,250 was allocated to Common Stock with an equivalent discount recorded on the note. Amortization expense was $47,888, $0 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

Principal installments are due as follows: $500,000 on July 1, 1997; $500,000 on October 1, 1997; $1,000,000 on January 1, 1998;
and $350,000 on April 1, 1998.

Private Financing

On October 11, 1996, the Company completed a private financing (the "Interim Financing") resulting in net proceeds to the Company of $2,780,000 upon the issuance of the Company's discounted notes in an aggregate principal amount of $3,450,000 bearing interest at a rate of 8.70% per annum (excluding debt discount). The Interim Financing was repaid upon the closing of the initial public offering on December 23, 1996.

At the time of issuance, holders of notes of the Interim Financing received warrants to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $8.00 per share. The Interim Financing Warrants were valued at $123,450, and accordingly this amount was allocated to Common Stock with an equivalent discount recorded on the notes. The discount was amortized over the term of the debentures until its extinguishment on December 23, 1996. Amortization was $159,107, $0 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. The unamortized discount remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt.

Related deferred debt issuance costs of $220,000 were capitalized and were amortized using the effective interest method over the term of the debt until its extinguishment on December 23, 1996. Amortization expense was $61,040, $0 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. The unamortized cost remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt.

6. Shareholders' Equity

Capital Stock Transactions

On September 15, 1994, the following changes in the Company's capital structure occurred: (i) the Company's Board of Directors declared a 450-for-1 split of the Common Stock, effective upon the amendment of the Company's Certificate of Incorporation, (ii) the authorized number of common shares was increased to 1,000,000 and (iii) the par value of the Common Stock was changed from $.01 to no par value.

In January 1995, the Company's Board of Directors amended the articles of incorporation to increase the authorized shares of Common Stock from 1,000,000 to 2,000,000. In April 1996, under the consent of the Board of Directors, the number of authorized shares of Common Stock was increased from 2,000,000 shares to 25,000,000 shares.

On October 8, 1996, as authorized by the Board of Directors, the Company split its Common Stock 3-for-1. All shares and per share conversion amounts (unless otherwise indicated) in the accompanying financial statements have been restated to reflect the 3-for-1 split.

Series A Preferred Stock

From a class of preferred stock with 500,000 authorized shares, the Company's Board of Directors designated a series consisting of 300,000 of such shares as Series A Preferred Stock. The Series A Preferred Stock is nonredeemable, convertible and voting, with no par value. The holders shall be entitled to receive noncumulative cash dividends when and as declared by the Board of Directors. In the event of any voluntary or involuntary liquidation of the Company, the preferred shareholders shall be entitled to all unpaid dividends at the time of liquidation and $5.00 per share as a liquidating distribution prior to any liquidating distribution to the common shareholders.

In 1994, pursuant to a private placement offering (the "Preferred Stock Offering"), the Company issued 160,000 shares of Series A Preferred Stock, with net proceeds of $643,770. In February 1995, the Board of Directors increased the authorized shares of Series A Preferred Stock from 300,000 shares to 350,000 shares. In 1995 the Company issued an additional 75,000 shares of Series A Preferred Stock, with net proceeds of $340,060.

In September 1994, the Company issued to a third party vendor 15,000 shares of Series A Preferred Stock as partial payment for services rendered pursuant to a development agreement between the third party vendor and the Company. The fair market value of the stock was recorded as $75,000.

Upon effectiveness of the registration statement filed pursuant to the initial public offering of the Company on December 18, 1996, the 324,360 outstanding shares of Series A Preferred Stock converted at a rate of 4.2 common shares for one share of Series A Preferred Stock for a total of 1,362,309 common stock shares.

Warrants

As of December 31, 1996, the Company had outstanding Common Stock purchase warrants for an aggregate of 1,192,490 shares. Stock purchase warrants for 246,714 common shares expiring August 15, 1997 are held by the Series III Debenture holders. Stock purchase warrants for 110,454 common shares expiring February 28, 2001 are held by the Series IV Debenture holders. A stock purchase warrant for 375,000 common shares expiring on February 28, 1999, is held by a noteholder. Stock purchase warrants for 300,000 common shares expiring on June 28, 2001 are held by a placement agent and were issued in connection with the June 1996 private placement offering. Additionally, at the time of the initial public offering, outstanding Series A Preferred Stock purchase warrants for 23,500 shares converted at a rate of 4.2 common stock warrants for one Series A Preferred Stock warrant for a total conversion to 98,700 Common Stock purchase warrants. These warrants are held by a placement agent, of which warrants to purchase 33,600 shares expire in September 2000 and warrants to purchase 65,100 expire on February 22, 2001. An additional 32,433 and 554 common stock purchase warrants were granted in 1996 to a former advisor of the Company as settlement for a compensation claim. These warrants expire on June 27, 2001 and October 10, 2001, respectively.

The following summarizes the activity of outstanding warrants:


                               Shares        Exercise
                               under         price       Warrants
                               warrant       (per share) Exercisable
       Outstanding at
       December 31, 1994             -               $-           -

       Granted to
        employees              112,500             3.67
       Granted to
        Series III debenture
        holders                544,554             3.67
       Exercised              (297,840)            2.33

       Outstanding at
       December 31, 1995       359,214            $3.67     359,214

       Granted to
       Series IV debenture
       holders                 110,454             3.67
       Granted to noteholder   375,000             3.67
       Granted to service
       providers                28,635             3.67
       Granted to
       placement agent         300,000             4.00
       Conversion of
       preferred stock
       warrants                 98,700             1.31
       Granted to
       former advisor in
       settlement               32,433             4.40
       Granted to
       former advisor in
       settlement                  554             8.80
       Warrants
       surrendered            (112,500)            3.67

       Outstanding at
       December 31, 1996     1,192,490    $1.31 - $ 8.80  1,192,490


In early December 1995, in order to raise cash for operations, the Company reduced the exercise price of the Series III detachable warrants from $3.67 per share to $2.33 per share (a revised fair market value as of such date) for a limited period of time (through December 15, 1995). Warrant holders exercised 297,840 shares of Common Stock for $694,960.

Common Stock

In June 1996, pursuant to a private placement offering, the Company issued 2,625,000 shares of Common Stock for $4.00 per share. This offering resulted in net proceeds of $9,460,044 to the Company.

On December 23, 1996, the Company completed an initial public offering pursuant to which 3,450,000 Common Stock shares were issued at $8.00 each resulting in net proceeds of $24,409,464 to the Company.

The Company has reserved shares of Common Stock as follows:


                                              December 31,
                                           1996         1995
Conversion of Series III debentures,
including accrued interest                       -     564,958
Conversion of Series A Preferred stock           -   1,362,312
Exercise of Common Stock warrants        1,192,490     359,214
Exercise of Series A Preferred Stock
warrants                                         -      98,700
Exercise of options                      1,500,000     750,000


                                         2,692,490   3,135,184

7. Stock Incentive Plan

In January 1995, the Company's Board of Directors adopted and approved the 1995 Stock Incentive Plan (the "Plan") for directors, officers, key employees and other persons. The Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards to purchase up to 300,000 shares of Common Stock. In April 1996, the number of shares increased to 1,500,000. Such shares have been authorized and reserved.

Initially, options vested 20% each year, so that the options, or any unexercised portion thereof, would be fully exercisable after a period of five years following the date of their grant. Pursuant to the April 9, 1996 Board of Directors meeting, the original vesting period of five years was modified to three years with options vesting 33% each year following the date of their grant. All options previously granted are subject to this modification. Certain options granted in 1996 (347,250 included in the table below) are exercisable immediately upon their issuance. Stock options under the Plan have terms ranging from five to ten years.

The 1995 Stock Incentive Plan activity is summarized as follows:

                        For the year ended      For the year ended
                        December 31, 1996       December 31, 1995
                                   Weighted                Weighted
                                   Average                 Average
                                   Exercise                Exercise
                       Shares      Price        Shares     Price
Outstanding at
beginning of period      301,500     $2.58            -      $-
     Granted           1,016,850      3.80      328,500    2.47
     Exercised                 -         -            -       -
     Canceled            (37,500)     3.20      (27,000)   1.19
Outstanding at period
end                    1,280,850      3.53      301,500    2.58

Options exercisable
at period end            439,000      3.41            -       -

Weighted average fair
value of options
granted during the
period                     $2.87                  $1.62


The following summarizes additional information about stock options outstanding at December 31, 1996:

           Options Outstanding                Options Exercisable

                       Weighted
           Number      Average                Number
           Outstanding Remaining    Weighted  Exercisable  Weighted
Exercise   at December Contractual  Exercise  at December  Exercise
Prices     31, 1996    Life         Price     31, 1996     Price
$1.19       154,500      7.17        $1.19      71,500     $1.19
 3.67       496,500      7.68         3.67     177,750      3.67
 4.00       629,850      7.94         4.00     189,750      4.00

          1,280,850                            439,000


Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial
Accounting Standard No. 123, the Company's net loss and net loss per share would have been as follows:


                                 Year ended      Year ended
                                 December 31,    December 31,
                                 1996            1995
Net loss:
     As reported                 $(13,738,661)   $(4,216,955)
     Pro forma under FAS 123     $(14,716,233)   $(4,420,205)

Pro forma net loss per share
(unaudited):
     As reported                       $(1.93)         $(.66)
     Pro forma under FAS 123           $(2.07)         $(.70)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rates ranging from 5.26% to 6.96% for options granted during the year ended December 31, 1996 and 5.47% to 7.80% for options granted during the year ended December 31, 1995; expected volatility factors ranging from 45% to 50% for the year ended December 31, 1996 and 40% to 45% for the year ended December 31, 1995; and an expected option term ranging from 5 to 10 years for both periods.

Compensation of approximately $550,725 has been attributed to Common Stock options granted in August 1996. Compensation expense will be recognized over the three year vesting period, of which $60,993 was recognized as of December 31, 1996.

8. Leases

Operating Leases

At December 31, 1996, the Company was committed under operating leases for equipment, vehicles and office space with initial terms of more than one year. The vehicle leases contain a fair value purchase option at the end of the lease term. During 1996, the Company entered into a new facilities lease extending through July 2000. Effective January 1, 1997, the space under the facilities lease was expanded and the time extended through December 2000. The additional cost related to this amendment is included in the table below. The facilities lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized using the straight-line method.

Minimum lease payments under the noncancelable leases are as follows:

          1997                      $635,661
          1998                       749,950
          1999                       811,819
          2000                       811,819
          2001                             -

      Total minimum obligations    3,009,249

Rent expense related to operating leases was $468,862 in 1996, $108,800 in 1995 and $11,315 in 1994.

Capital Lease Obligations

The Company is obligated under capital leases for certain office equipment which expire on various dates through 2000. Future minimum lease payments under these leases are as follows:

           1997                       $67,326
           1998                        65,712
           1999                        59,699
           2000                        18,206
           2001                             -

          Total minimum obligations   210,943
          Less: amount representing
          interest                     39,767

          Present value of minimum
          lease payments              171,176
          Less: current portion        47,555

                                  $   123,621

9. Income Taxes

Deferred tax assets and liabilities are as follows:


                                            December 31,
                                          1996        1995

      Gross deferred tax assets:
           Carryforwards:
                Research tax credits      $314,000   $157,000
                Net operating losses     6,517,000  2,133,000
           Other assets                  1,164,000     55,000

      Gross deferred tax assets          7,995,000  2,345,000

      Gross deferred tax liabilities       (44,000)    (9,000)

      Valuation allowance               (7,951,000)(2,336,000)

                                         $       -  $       -


The Company has provided a valuation allowance for the full amount of deferred tax assets in excess of deferred tax liabilities since the realization of these future benefits cannot be reasonably assured as of the end of each related period. If the Company achieves profitability, the deferred tax assets may be available to offset future income taxes.

At December 31, 1996, the Company had approximately $15.9 million of federal net operating loss carryforwards that expire in years 2008 through 2011, approximately $15.9 million of state net operating loss carryforwards that expire in years 1998 through 2001 and research and development tax credit carryforwards of approximately $314,000 that expire in years 2009 through 2011.

As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. During 1996, the Company experienced such an ownership change which limits the amount of federal net operating loss carryforwards and research tax credits that can be utilized in any one taxable year. At December 31, 1996 the approximate Section 382 annual limitation is $4.6 million.

10. Disclosure About Fair Value Of Financial Instruments

The carrying amount of cash, accounts receivable, amounts due from officer, prepaid expenses, notes payable, current maturities of long-term debt, accounts payable, accrued expenses, amounts due to officers, customer advances and deposits and deferred revenue approximates fair value because of the short-term nature of those instruments.

The fair value of long-term debt is estimated based upon management estimates and current interest rates offered to the Company on similar debt. The estimated fair value of the Company's debt (see Note 5) approximates its carrying value as of December 31, 1996 and 1995.

11. Related Party Transactions

In connection with certain debt and equity offerings described in Notes 5 and 6, the Company engaged Knickerbocker Securities, Inc. ("Knickerbocker"), whose president is a shareholder and was a director of the Company during 1994 and a portion of 1995, as their investment banker. Amounts attributed to debt and equity offerings in 1996 and 1995 for Knickerbocker's services were $150,000 and $214,126, respectively.

The Company entered into an agreement with Knickerbocker on September 20, 1994, in which Knickerbocker would advise the Company with regard to financial matters and methods of financing for a three year period commencing on January 1, 1996 for a fee of $1,000 per month. In March 1996, the Company terminated this agreement as well as all previous agreements with Knickerbocker. Amounts expensed relating to the advisory agreement and the termination of all existing agreements were $25,000 and $80,260 for the year ended December 31, 1996 and 1995, respectively.
On July 31, 1994, two officers of the Company loaned $50,000 to the Company in exchange for promissory notes. The notes were converted into 42,000 shares of the Company's Common Stock on December 16, 1994.

Amounts recorded as "Due to officers" represent compensation owed to officers for services rendered to the Company. Amounts recorded as "Due from officer" represent an advance for relocation costs.

A member of the Company's Board of Directors is a partner with the Company's primary legal firm.

In connection with the Interim Financing (see Note 5), a director and a director's spouse purchased $250,000 and $100,000 of the notes, and received 3,750 and 1,500 of the related warrants, respectively.

12. Commitments And Contingencies

On January 8, 1996, the Company signed a seven year agreement with a vendor for the supply of inks and printheads. The agreement provides the Company with worldwide rights, as defined. The Company must pay the vendor royalties and license fees upon achieving certain volume purchase levels. The agreement also includes certain exclusivity features which benefit the Company. To maintain the exclusivity rights, quarterly payments of $250,000 are required beginning January 1, 1996 and ending on October 1, 1997, and the Company must purchase all ink and printhead requirements from the vendor and purchase specified minimum amounts each year. The Company has the option to terminate the exclusive rights leaving all other aspects of the agreement unchanged. Currently, it is the Company's intent to maintain the rights.

Effective January 1994, the Company entered into employment agreements with two of its executive officers reflecting a five year term and a three year term with an automatic three year renewal period, respectively. These agreements are subject to termination by either party, and provide for salary continuation and benefits for a specified period under certain circumstances including a change in control (as defined) of the Company. As of December 31, 1996 and 1995, if all of the employees under contract were to be terminated by the Company without cause (as defined), the Company's liability would be approximately $400,000 and $440,000, respectively.

During 1996, the Company negotiated a product purchase agreement with a major customer. In consideration of favorable payment terms, including the payment of a 20% deposit upon orders, the Company has granted a second priority lien against its inventory up to an amount equal to deposits received.

13. Subsequent Events

On March 26, 1997, the Company was informed by Xerox that it decided not to distribute the Truecolor 135 high-speed spot color printing system as a Xerox product under the Company's distribution agreement with Xerox. The Company is currently reviewing alternate marketing and distribution strategies to market the product directly to Xerox end users. As of December 31, 1996, the Company has a loan from Xerox, deposits from Xerox and inventories specific to the Truecolor
135. At this point, the Company is not able to determine the overall impact of Xerox's decision not to distribute the product directly.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors" on pages 2 and 3 of the Company's Proxy Statement dated April 1, 1997, for the Annual Meeting of Shareholders to be held May 9, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference.

The executive officers of Accent Color as of March 21, 1997 were as follows:

      Name              Age   Position with the Company
Richard J. Coburn        65   Chairman of the Board
Norman L. Milliard       54   President and Chief Executive Officer
Patrick J. Pedonti       45   Vice President, Treasurer and Chief
                              Financial Officer
Martyn R. Jones          41   Vice President

Richard J. Coburn has been Chairman of the Board since May 1996 and cofounded the Company in May 1993. Mr. Coburn served as President of the Company from May 1993 until May 1996 and served as Chief Executive Officer of the Company from May 1993 until August 1996.

Norman L. Milliard has been President of the Company since May 1996, has been Chief Executive Officer of the Company since August 1996 and was elected a director of the Company in 1995. Mr. Milliard served as Vice President of the Company from January 1994 until May 1996. Mr. Milliard joined the Company in January 1994.

Patrick J. Pedonti has been Vice President and Chief Financial
Officer of the Company since March 1997. Mr. Pedonti joined the
Company in March 1997.

Martyn R. Jones has been Vice President of the Company since May
1996. He served as Director of Marketing from November 1995 to
May 1996. Mr. Jones joined the Company in November 1995.


Item 11.  Executive Compensation

The information in the Proxy Statement set forth under the captions "Executive Compensation" on pages 6 through 9 and "Compensation of Directors" on page 3 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth under the caption "Principal
Shareholders and Key Personnel" on page 5 of the Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain
Transactions" on page 10 of the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  Financial Statements and Schedules
   The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c)  Exhibit Listing

   Exhibit
    Number  Description
  3.1, 4.1  Restated Certificate of Incorporation of
            the Company.(1)
  3.2, 4.2  Bylaws of the Company, as amended.(1)
      10.1  Product Development and Distribution Agreement
            dated February 16, 1996 between the Company and
            Xerox Corporation.(1)
      10.2  Letter of Understanding dated July 2, 1996
            between the Company and Xerox Corporation
            supplementing the Product Development and
            Distribution Agreement.(1)
      10.3  Amendment to Product Development and
            Distribution Agreement between the Company and Xerox
            Corporation dated February 29, 1996.(1)
      10.4  Loan Agreement Promissory Note dated February
            29, 1996 between the Company and Xerox
            Corporation.(1)
      10.5  Product Purchase Agreement dated April 16, 1996
            between the Company and International Business
            Machines Corporation.(1)
      10.6  Letter Agreement supplementing Product Purchase
            Agreement between the Company and International
            Business Machines Corporation dated February 23,
            1996.(1)
      10.7  OEM Supply Agreement dated January 8, 1996
            between the Company and Spectra, Inc.(1)
      10.8  Amendment No. 1 to the OEM Supply Agreement
            dated July 12, 1996 between the Company and Spectra,
            Inc.(1)
      10.9  Lease Agreement dated February 16, 1996 between
            the Company John Hancock Mutual Life Insurance
            Company.(1)
     10.10  Memorandum of Understanding dated October
            10, 1996 between the Company and Oce van der
            Grinten, N.V.(1)
     10.11  Accent Color Sciences, Inc. 1995 Stock
            Incentive Plan.(1)
     10.12  Employment Agreement dated December 14,
            1993 between the Company and Norman L. Milliard.(1)
     10.13  Amendment No. 1 to Employment Agreement
            between the Company and Norman L. Milliard dated as
            of January 1, 1995.(1)
     10.14  Employment Agreement dated December 14,
            1993 between the Company and Richard J. Coburn.(1)
     10.15  Consulting Agreement dated August 2, 1994
            between the Company and Peter Teufel.(1)
     10.16  Consulting Agreement dated May 3, 1996
            between the Company and Raymond N. Smith.(1)
     10.17  Consulting Agreement Dated August 2, 1994
            between the Company and Klaus Werding.(1)
     10.18  Letter Agreement dated February 28, 1996
            between the Company and Pennsylvania Merchant Group
            Ltd.(1)
     10.19  Letter Agreement dated May 6, 1996 between
            the Company and Pennsylvania Merchant Group Ltd.(1)
     10.20  Termination Agreement dated August 20,
            1996 between the Company and Pennsylvania Merchant
            Group Ltd.(1)
     10.21  Termination Agreement dated March 29, 1996
            between the Company and Knickerbocker Securities,
            Inc.(1)
     10.22  Form of nondisclosure agreement between
            the Company and its employees.(1)
     10.23  Form of Registration Rights Agreement
            Relating to sale of Preferred Stock of the
            Company.(1)
     10.24  Form of Registration Rights Agreement
            Relating to sale of Series III Debentures of the
            Company.(1)
     10.25  Form of registration Rights Agreement
            Relating to warrants issued in connection with
            Series III Debentures of the Company.(1)
     10.26  Form of Registration Rights Agreement
            Relating to Warrants issued in connection with
            Series IV Debentures of the Company.(1)
     10.27  Form of Registration Rights Agreement
            Relating to sale of Common Stock of the Company.(1)
     10.28  Registration Rights Agreement Relating to
            Warrants issued by the Company to Xerox
            Corporation.(1)
     10.29  Form of Registration Rights Agreement
            Relating to Warrants issued pursuant to sale of
            Interim Notes.(1)
     11     Statement re: computation of per share
            earnings.
     24     Power of Attorney pursuant to which this
            Form 10-K has been signed on behalf of
            certain Directors.
     27     Financial Data Schedule
________________
     (1) Incorporated by reference to Registration Statement 333-14043 on Form S-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on March 25, 1997.

                                ACCENT COLOR SCIENCES, INC.


                                By               /s/ Norman L. Milliard
                                                     Norman L. Milliard
                                                     President and Chief
                                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March
25, 1997.


  /s/ Norman L. Milliard
      Norman L. Milliard
      President and Chief
      Executive Officer
      March 25, 1997
      (Principal Executive Officer)


  /s/ Patrick J. Pedonti
      Patrick J. Pedonti
      Vice President,
      Treasurer and
      Chief Financial
      Officer March 25, 1997
      (Principal Financial and Accounting Officer)


  /s/ Norman L. Milliard
      Norman L. Milliard
      Attorney-in-fact for:
      March 25, 1997


      Richard J. Coburn             Director
      Raymond N. Smith              Director
      Robert H. Steele              Director
      Peter Teufel                  Director
      Richard Hodgson               Director
      Willard F. Pinney, Jr.        Director