Form 10-Q
period 1997-03-31
ACCENT COLOR SCIENCES INC
filed 1997-05-13
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended March 31, 1997
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          /X/Yes    No

The number of shares outstanding of the registrant's common stock as of  May 10, 1997 was 10,139,775.




                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS


                                                   March 31,       December 31,
                                                      1997              1996
                                                   (unaudited)

Assets
Current assets:
     Cash and cash equivalents                 $    14,250,390   $    20,288,535
     Accounts receivable                               129,977            13,669
     Due from officer                                   12,612            15,802
     Inventories (Note 3)                            4,232,148         3,362,252
     Prepaid expenses and other assets                 563,551           511,633

          Total current assets                      19,188,678        24,191,891

Fixed assets, net                                    3,127,688         2,727,220
Other assets, net                                       51,700            32,354

          Total assets                         $    22,368,066   $    26,951,465

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt            2,000,000         1,000,000
     Obligations under capital leases                   55,863            47,555
     Accounts payable                                1,352,612         1,935,108
     Accrued expenses                                  533,870           683,198
     Customer advances and deposits                  1,357,400         1,387,400
     Deferred revenue                                1,100,000           950,000

          Total current liabilities                  6,399,745         6,003,261

Obligation under capital leases                        141,701           123,621
Long-term debt, net of discount                        284,698         1,271,638
Other long-term liabilities                            293,004           208,002

          Total non-current liabilities                719,403         1,603,261

Shareholders' equity:
     Common stock, no par value,
25,000,000
        shares authorized, 10,139,775
        shares issued and outstanding               38,499,490        38,499,490
     Deficit accumulated during the
development stage                                  (23,250,572)      (19,154,547)

          Total shareholders' equity                15,248,918        19,344,943

          Total liabilities and                $    22,368,066   $    26,951,465
shareholders' equity



   The accompanying notes are an integral part of these financial statements.



                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                 CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                                 For the period
                                                                 from inception
                                 For the quarter ended March 31, (May 21, 1993)
                                                                    through
                                          1997             1996     March 31, 1997

Sales                                       $-               $-                 $-
Costs and expenses:
    Costs of production                934,218                -          2,206,575
    Research and development         2,128,450        1,406,024         12,935,358
    Marketing, general and           1,157,769          532,895          6,916,784
administrative
    Related party
administrative
        expense                              -           25,000            105,260

                                     4,220,437        1,963,919         22,163,977

Other (income) expense:
     Interest expense                   69,698           81,794            820,528
     Interest income                  (194,110)                -          (307,236)

                                      (124,412)           81,794            513,292
Net loss before
extraordinary item                  (4,096,025)       (2,045,713)       (22,677,269)

Extraordinary item:
     Loss on early
extinguishment of debt,
net of income taxes of nil                   -                 -           (573,303)

Net loss                       $    (4,096,025)   $   (2,045,713)     $ (23,250,572)

Net loss per common share
(Note 2)                       $          (.40)

Weighted average common
shares outstanding (Note 2)         10,139,775

Unaudited pro forma net loss
per common share (Note 2)                         $         (.30)

Unaudited pro forma weighted
average
  common shares outstanding
(Note 2)                                               6,163,341


   The accompanying notes are an integral part of these financial statements.



                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            For the
                                                                          period from
                                                  For the quarter ended    inception
                                                        March 31,           (May 21,
                                                                             1993)
                                                                            through
                                                       1997         1996      March 31,
                                                                                 1997
Cash flows from operating activities:
Net Loss                                          $(4,096,025)  $(2,045,713) $(23,250,572)
  Adjustments to reconcile net loss to net cash
used in
    operating activities:
      Depreciation and amortization                   235,779       115,875     1,324,278
      Write-off of deferred offering costs                  -             -        47,264
      Options granted for services                          -             -        18,400
      Debenture issued for services                         -             -        50,000
      Loss on disposal of fixed assets                      -             -        92,069
      Conversion of accrued interest  to common             -             -       231,147
stock
      Extraordinary loss on extinguishment of               -             -       573,303
debt
  Changes in assets and liabilities:
      Accounts receivable and amount due from        (113,118)            -      (142,589)
officer
      Inventories                                    (869,896)            -    (4,232,148)
      Prepaid expenses and other assets               (51,918)     (142,775)     (563,551)
      Accounts payable and accrued expenses          (731,824)     (246,924)    1,708,961
      Customer advances and deposits                  (30,000)      750,000     1,357,400
      Deferred revenue                                150,000             -     1,100,000
      Other long-term liabilities
                                                       85,002        39,714       293,004

       Net cash used in operating activities
                                                   (5,422,000)   (1,529,823)  (21,393,034)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                         -            -         5,524
  Purchases of fixed assets                           (571,712)    (388,778)   (3,737,716)
  Cost of patent
                                                       (19,553)           -       (52,653)

       Net cash used in investing activities
                                                      (591,265)    (388,778)   (3,784,845)

Cash flows from financing activities:
  Payment of capital lease obligations                 (24,880)            -      (96,833)
  Net proceeds from issuance of debentures                    -      393,218    4,839,101
  Proceeds from issuance of warrants                          -      138,032      318,113
  Net proceeds from issuance of common stock                  -            -   33,920,808
  Proceeds from exercise of warrants                          -            -      694,960
  Net proceeds from issuance of preferred
    stock through offerings and conversion of                 -            -    1,430,634
debt
  Increase (decrease) in notes payable                        -      (50,000)           -
  Increase in long-term debt                                  -    1,473,750    2,223,750
  Deferred offering costs                                     -            -      (47,264)
  Repayment of debentures
                                                              -            -   (3,855,000)

       Net cash provided by (used in) financing
activities                                              (24,880)   1,955,000    39,428,269

       Net increase (decrease) in cash and cash      (6,038,145)      36,399    14,250,390
equivalents

         Cash and cash equivalents at beginning
of period                                            20,288,535          967            -

         Cash and cash equivalents at end of
period                                             $ 14,250,390  $    37,366   $14,250,390


   The accompanying notes are an integral part of these financial statements.

                                         ACCENT COLOR SCIENCES
                                     (a development stage company)
                      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                         Deficit
                                                                         Accumulated
                                                                         During  the
                          Common Stock           Preferred Stock         Development
                       Shares       Amount     Shares        Amount      Stage         Total
Proceeds from sale       3,900 $   21,800           -      $     -       $     - $     21,800
Net loss                     -          -           -            -      (45,398)     (45,398)

December 31, 1993        3,900     21,800           -            -      (45,398)     (23,598)

Stock split          1,751,100          -           -            -             -            -
Conversion of
debentures                   -          -      74,360      371,804             -      371,804
Proceeds from sale           -          -     160,000      643,770             -      643,770
Conversion of
promissory
  notes                 42,000     50,000           -            -             -       50,000
Reclassification             -   (20,500)           -            -             -     (20,500)
Shares issued for
services                     -          -      15,000       75,000             -       75,000
Net loss                     -          -           -            -   (1,153,533)  (1,153,533)

December 31, 1994    1,797,000     51,300     249,360    1,090,574   (1,198,931)     (57,057)

Proceeds from sale           -          -      75,000      340,060             -      340,060
Exercise of
warrants               297,840    694,960           -            -             -      694,960
Options granted to
service
   provider                  -     18,400           -            -             -       18,400
Warrants issued              -     56,631           -            -             -       56,631
with debt
Net loss                     -          -           -            -   (4,216,955)  (4,216,955)

December 31, 1995    2,094,840    821,291     324,360    1,430,634   (5,415,886)  (3,163,961)

Warrants issued
with debt                    -    138,032           -            -             -      138,032
Proceeds from sale   2,625,000  9,460,044           -            -             -    9,460,044
 Warrants issued
with debt                    -    123,450           -            -             -      123,450
Proceeds from
initial public
   offering          3,450,000 24,409,464           -            -             -   24,409,464
Conversion of
Series III
   debentures          607,626  2,116,575           -            -             -    2,116,575
Conversion of
Preferred
   stock             1,362,309  1,430,634   (324,360)  (1,430,634)            -            -
Net loss                     -          -           -            -  (13,738,661) (13,738,661)

December 31, 1996   10,139,775 38,499,490           -            -  (19,154,547)   19,344,943

Net loss                     -          -           -            -   (4,096,025)  (4,096,025)
(unaudited)

March 31, 1997
(unaudited)         10,139,775 $38,499,490           -  $         - $(23,250,572) $ 15,248,918


   The accompanying notes are an integral part of these financial statements.

                   ACCENT COLOR SCIENCES, INC.
                  (a development stage company)
             NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 1997 and the results of operations and cash flows for the quarters ended March 31, 1997 and 1996 and the period from inception (May 21, 1993) through March 31, 1997. The December 31, 1996 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The  results of operations for the quarter ended March 31,  1997 is not necessarily indicative of the results to be expected for the full year.

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

Net Loss Per Common Share

Net loss per common share is determined based on the weighted average number of shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive

Unaudited Pro Forma Financial Data

The Company's outstanding 8.00% convertible subordinated debentures, including accrued interest, converted to Common Stock upon the closing of the initial public offering of Common Stock in December 1996. In addition, the Series A Convertible Voting Preferred Stock converted to Common Stock upon the effectiveness of the initial public offering of Common Stock. The unaudited pro forma net loss per common share data included in the condensed statements of operations for the quarter ended March 31, 1996 gives effect to these conversions as if the shares were outstanding at the beginning of the period, and as if the interest, amortization of discount and amortization of deferred financing expenses associated with the debentures were not incurred.

In determining pro forma weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock options and warrants issued and Common Stock, convertible debt and convertible preferred stock sold in the twelve months preceding the initial filing date of the public offering and through the effective date have been included in the calculation as if outstanding for the period using the treasury stock method and at the initial public offering price of $8.00 per share.


3.   Inventories
Inventories consist of the following:

                                   March 31,   December
                                                  31,
                                      1997       1996
                                  (Unaudited)
       Raw materials and
       components                 $2,351,714  $2,242,756
       Work-in-process             1,168,092     607,245
       Finished goods
                                     712,343     512,251

                                  $4,232,149  $3,362,252



4. Commitments

On January 8, 1996, the Company signed a seven-year agreement with a vendor for the supply of inks and printheads. The agreement provides the Company with worldwide rights, as defined. The Company must pay the vendor royalties and license fees upon achieving certain volume purchase levels. The agreement also includes certain exclusivity features which benefit the Company. To maintain the exclusivity rights, quarterly payments of
$250,000 are required beginning January 1, 1996 and ending on October 1, 1997, and the Company must purchase all ink and printhead requirements from the vendor and purchase specified minimum amounts each year. The Company has the option to terminate the exclusive rights leaving all other aspects of the agreement unchanged. Currently, it is the Company's intent to maintain the rights.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Accent Color Sciences, Inc.("Accent Color" or the "Company") is a development stage company, it designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to a Xerox 4135 or Xerox 4635 cut sheet, high-speed, black-on-white production printer. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.



During 1995, the Company began negotiations with Xerox Corporation ("Xerox"), IBM and Siemens Nixdorf Printing Systems USA, Inc. (which was acquired by an affiliate of Oce in 1996) to enter into formal development relationships. During the same period, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were demonstrated at Xplor in November 1995 in the Xerox, IBM and Accent Color exhibits and in the Xerox DocuTech Print Center. In November 1995, the Company signed a memorandum of understanding with Oce, which the Company expects to result in an agreement in 1997.



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



In March 1997, Xerox informed the Company that it had decided not to distribute Accent Color's cut-sheet version of the Truecolor System designed for integration with Xerox's high-speed, black-on-white printers ("Truecolor 135") as a Xerox product under the terms of the Xerox agreement. The Company now intends to market and distribute the Truecolor 135 directly to Xerox end users
through   an  alternate  distribution  method.  The  Company   is
currently reviewing various distribution alternatives, but there can be no assurance that the Company will be able to establish an effective direct marketing, sales and distribution program for the Truecolor 135 system.



On  May 6, 1997, IBM announced availability of the Company's
Truecolor 390 which IBM will market as it's Infoprint High-
Lite Color post processor. The product will have limited availability on June 27, 1997, and is planned to be generally available on September 26, 1997.




Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables is expected to generate recurring revenue which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increase.



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



Accent Color's marketing, general and administrative expenses have increased to support the Company's anticipated revenue growth and manufacturing activities. In 1996, in anticipation of the production and sale of Truecolor Systems, the Company expanded its accounting and other administrative functions to support its manufacturing activities. The Company's strategy is to distribute its products primarily through its OEM customers. Accordingly, marketing expense is attributable primarily to the development and support of the OEM customer relationships. The Company also incurs marketing expenses in connection with product promotional activities and certain indirect marketing activities in conjunction with its OEM customers. As the Company moves toward distributing it's Truecolor 135 product directly to end users, it anticipates that marketing, sales, general and administrative expenses will continue to increase.


Results of Operations



Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996. The Company recognized no revenue for the quarters ended March 31, 1997 and 1996. During 1997 and 1996, the Company's efforts were directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the first quarter of 1997, the Company shipped one Truecolor System to a customer, that was recorded as deferred revenue.



Costs of production of $934,000 incurred during the quarter ended
March 31, 1997 consist of the start-up manufacturing expenses related to the Company's preparation for commercial production of its Truecolor Systems.



Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses for the quarter ended March 31, 1997 increased by $700,000, or approximately 50%, to $2.1 million from $1.4 million for the quarter ended March 31, 1996. This increase in research and development expenses reflects additional expenses associated with the development, manufacturing and testing of prototype systems, the increase in engineering and production personnel, and upgrades and enhancements for pre-production systems.



Marketing, general and administrative expenses primarily consist of (i) the marketing cost in connection with product promotional activities and certain indirect marketing activities in conjunction with the Company's OEM customers and (ii) general and administrative costs related to the salaries of the Company's executive, administrative and financial personnel, and associated costs. Marketing, general and administrative expenses for the quarter ended March 31, 1997 increased by $625,000 to $1,158,000 from $533,000 for the quarter ended March 31, 1996. This increase in marketing, general and administrative expenses was primarily attributable to the hiring of additional, marketing and administrative personnel to support the Company's anticipated revenue growth and manufacturing activities. The Company anticipates that marketing and selling costs will increase as it moves toward distributing its Truecolor 135 product directly to end users.



Related party administrative expense reflects financial advisory fees paid to an investment banker who was a director of the Company. The Company had related party administrative expense of $0 and $25,000 for the quarter ended March 31, 1997 and 1996, respectively.



Interest expense for the quarter ended March 31, 1997 decreased by $12,000 to $70,000 from $82,000 for the quarter ended March 31, 1996. This decrease in interest expense for the quarter ended March 31, 1997 was attributable to the elimination of related interest expense of extinguished debentures originally issued in October 1995 and February 1996. Interest income for the quarter ended March 31, 1997 was $194,000, and the Company had no interest income for the quarter ended March 31, 1996. The increase in interest income is attributable to earnings on short-term investments of proceeds received in the Company's initial public offering in December 1996 not currently needed for its operations.



On March 26, 1997, the Company was informed by Xerox that it decided not to distribute the Truecolor 135 high-speed spot color printing system as a Xerox product under the Company's distribution agreement with Xerox. The Company is currently reviewing alternate distribution strategies to market the product directly to Xerox end-users. As of March 31, 1997, the Company had a loan from Xerox, deposits from Xerox and inventories specific to the Truecolor 135 system. The Company is currently in discussion with Xerox concerning these and other matters.

Liquidity and Capital Resources

The Company's need for funding has increased from period to period as it has continued its research and development surrounding Truecolor Systems, continued its research and development activities for enhancement of Truecolor Systems, increased its capital expenditures on equipment and commenced production of Truecolor Systems. To date, the Company has financed its operations through customer payments, borrowings and sale of equity securities.



Through March 31, 1997, the Company has received $2.5 million from the delivery of seven prototype and eight pre-production systems to customers; net proceeds of $7.9 million from borrowings and the sale of debt securities and net proceeds of $35.9 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $11.5 million was raised through the private placement of equity securities.



At March 31, 1997, the Company's primary source of liquidity was cash and cash equivalents totaling $14.25 million.



Operating activities consumed $5.4 million in cash during the first quarter of 1997 compared to $1.5 million during the first quarter of 1996. The increase is attributable to an increase in the net loss of the Company, an increase in inventories as the Company purchased parts for commercial units, and a decrease in accounts payable as the Company reduced its outstanding liabilities. This was partially offset by an increase in deferred revenue and other long-term liabilities.



Capital expenditures increased $183,000 from $389,000 for the quarter ended March 31, 1996 to $572,000 for the quarter ended March 31, 1997. The major components of this increase include assets acquired as a result of the Company's expansion to support the Company's anticipated revenue growth and manufacturing activities and engineering development equipment and test equipment. The Company has currently budgeted approximately $2.1 million for capital expenditures for the year ending December 31, 1997. The Company's currently planned capital expenditures are primarily for expansion of the Company's development and manufacturing capabilities.



Under a vendor Agreement, the Company is obligated to pay $250,000 per calendar quarter through 1997 in order to maintain certain exclusive rights. After 1997, the Company must continue to make quarterly payments to continue to benefit from the development efforts funded by the vendor's customers. The Company currently anticipates making such payments over the term of the Agreement. In addition, the Company is currently negotiating a development agreement with the vendor that would require the Company to make additional payments to support developing a wider printhead manufacturing capability. The Company estimates that these payments will total $2,725,000 in development costs and $675,000 in capital equipment expenditures. The Company expects to incur all of these payments during 1997.



The Company believes that its existing cash resources will be sufficient for the financing of its operations, repayment of indebtedness and capital expenditures through the third quarter of 1997. The Company is reviewing various financing strategies that would allow it to continue to fund operations and research and development activities through 1997 into 1998. Based on the Company's current operating plan, the Company's primary requirements for cash through 1997 will be for the repayment of indebtedness, the expansion of its manufacturing, development, engineering and customer support capabilities, the commercial production of additional Truecolor Systems and the further development and enhancement of the Company's products. As part of its expansion during 1997, the Company currently expects (i) to hire approximately 20 additional manufacturing, development, engineering and customer support employees, (ii) to acquire inventories of modules, components and wax-based inks for Truecolor Systems and (iii) to invest in additional printhead manufacturing capacity. The Company's currently planned research and development activities are focused on developing (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality particularly duplex printing (the ability to print on both sides of the page) and
(iii) higher resolution ink jet printheads.

Forward-Looking Statements

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities
Litigation   Reform  Act  of  1995.   Forward-looking  statements
contained  in  the foregoing analysis include marketing,  revenue
and   expenditure   expectations,  and   other   strategies   and
anticipated  events.  Without limiting the foregoing,  the  words
"believes",   "anticipates",  "plans",  "expects"   and   similar
expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from
those   indicated  by  such  forward-looking  statements.   These
factors include, without limitation, (i) the ability of the Company to develop and maintain sales and distribution agreements with OEM customers; (ii) the ability of the Company to develop a
market;   (iii)  the  dependence of the Company  on  third  party
marketing, distribution and support, including the control of the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis;
(iv)  the  dependence of the Company on third party manufacturers
and  suppliers;   (v)  the level of customer  acceptance  of  the
Company's  products;   and  (vi) potential  fluctuations  in  the
Company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1996 as filed with the Securities and Exchange Commission.
Any  forward-looking  information  contained  herein  should   be
considered in light of these factors.

Part II Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the first quarter of 1997.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit  10 -  Addendum dated April 23, 1997, to Product Purchase
Agreement  dated  April  11,  1996, with  International  Business
Machines Corporation

Exhibit 11 - Computation of per share earnings

Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K

There were no reports on Form 8-K filed during the first quarter ended March 31, 1997


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Date   May 13, 1997           By     Norman L. Milliard
                                        President and Chief
                                        Executive Officer


                                 By     Patrick J. Pedonti
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal  Financial  and
                                        Accounting Officer)