Form 10-Q
period 1997-06-30
ACCENT COLOR SCIENCES INC
filed 1997-08-14
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

       /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended June  30, 1997
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
         (Address of principal executive office)  (Zip Code)
Registrant's telephone number, including area code: (860)610-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          /X/Yes   No

The number of shares outstanding of the registrant's common stock as of  August 10, 1997 was 10,141,025.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS




                                                       June 30,    December 31,
                                                        1997          1996
                                                    (unaudited)

Assets
Current assets:
     Cash and cash equivalents                       $ 9,854,465    $20,288,535
     Accounts receivable                                 215,769         29,471
     Inventories (Note 3)                              4,106,275      3,362,252
     Prepaid expenses and other assets                   519,554        511,633

          Total current assets                        14,696,063     24,191,891


Fixed assets, net                                      3,293,588      2,727,220

Other assets, net                                         51,632         32,354


          Total assets                               $18,041,283    $26,951,465

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt              2,297,759      1,000,000
     Obligations under capital leases                     58,353         47,555
     Accounts payable                                  1,416,693      1,935,108
     Accrued expenses                                    507,528        683,198
     Customer advances and deposits                    1,010,760      1,387,400
     Deferred revenue                                  1,408,000        950,000

          Total current liabilities                    6,699,093      6,003,261

Obligation under capital leases                          125,578        123,621
Long-term debt, net of discount                                -      1,271,638
Other long-term liabilities                              497,685        208,002

          Total non-current liabilities                  623,263      1,603,261

Shareholders' equity:
     Common stock, no par value, 25,000,000
        shares authorized, 10,139,775
        shares issued and outstanding                 38,499,490     38,499,490
     Deficit accumulated during the development stage(27,780,563)   (19,154,547)

          Total shareholders' equity                  10,718,927     19,344,943

          Total liabilities and shareholders' equity $18,041,283    $26,951,465


  The accompanying notes are an integral part of these financial statements.

                                     ACCENT COLOR SCIENCES, INC.
                                    (a development stage company)                         For the
                            CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)                 period from
                                                                                          inception
                                     Three months ended June   Six months ended June 30,  (May 21,
                                               30,                                        1993) through
                                         1997         1996          1997          1996     June 30, 1997

Sales                                $ 546,407   $      -     $  546,407    $        -   $    546,407
Costs and expenses:
    Costs of production              1,594,218          -       2,528,436            -      3,800,793
    Research and development         2,237,589     2,066,568    4,366,039     3,472,592    15,172,947
    Marketing, general and
administrative                       1,332,448       933,434    2,490,217     1,491,329     8,354,492


                                     5,164,255     3,000,002    9,384,692     4,963,921    27,328,232

Other (income) expense:
     Interest expense                   72,001       116,886      141,699       198,680      892,529
     Interest income                  (159,858)      (21,613)    (353,968)      (21,613)    (467,094)


                                       (87,857)       95,273     (212,269)      177,067      425,435

Net loss before extraordinary item  (4,529,991)   (3,095,275)  (8,626,016)   (5,140,988) (27,207,260)

Extraordinary item:
 Loss on early extinguishment of
 debt, net of income taxes of nil             -             -            -             -    (573,303)

Net loss                           $(4,529,991)  $(3,095,275) $(8,626,016)  $(5,140,988) $(27,780,563)

Net loss per common share (Note 2)   $    (.45)                 $   (.85)

Weighted average common shares
  outstanding (Note 2)               10,139,775                 10,139,775

Unaudited pro forma net loss per
  common share (Note 2)                            $      (.45)                $    (.75)

Unaudited pro forma weighted average
  common shares outstanding (Note 2)                  6,670,625                  6,670,625



   The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    For the period
                                                                                    from inception
                                                    Six months ended June 30,       (May 21, 1993)
                                                                                     through
                                                         1997              1996         June 30,1997
Cash flows from operating activities:
  Net loss                                         $  (8,626,016)    $  (5,140,988)    $  (27,780,563)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                      510,560           292,685          1,599,059
      Write-off of deferred offering costs                     -                 -             47,264
      Options granted for services                             -                 -             18,400
      Debenture issued for services                            -                 -             50,000
      Loss on disposal of fixed assets                    11,460            72,566            103,529
      Conversion of accrued interest to common                 -                 -            231,147
      stock
      Extraordinary loss on extinguishment of debt             -                 -            573,303
  Changes in assets and liabilities:
      Accounts receivable                               (186,298)         (391,671)          (215,769)
      Inventories                                       (744,023)         (867,335)        (4,106,275)
      Prepaid expenses and other assets                   (7,921)         (355,732)          (519,554)
      Accounts payable and accrued expenses             (694,085)         (255,059)         1,746,700
      Due to officers                                          -           (20,711)                 -
      Customer advances and deposits                    (376,640)        1,028,800          1,010,760
      Deferred revenue                                   458,000                 -          1,408,000
      Other long-term liabilities                        289,683            79,427            497,685

      Net cash used in operating activities        $  (9,365,280)    $  (5,558,018)     $ (25,336,314)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                           -             5,524              5,524
  Purchases of fixed assets                           (1,010,724)       (1,543,314)        (4,176,728)
  Cost of patent                                         (19,553)                -            (52,653)

       Net cash used in investing activities          (1,030,277)       (1,537,790)        (4,223,857)

Cash flows from financing activities:
  Payment of capital lease obligations                   (38,513)          (48,802)          (110,466)
  Net proceeds from issuance of debentures                     -           393,218          4,839,101
  Proceeds from issuance of warrants                           -           138,032            318,113
  Net proceeds from issuance of common stock                   -         9,585,044         33,920,808
  Proceeds from exercise of warrants                           -                 -            694,960
  Net proceeds from issuance of preferred
    stock through offerings and conversion of debt             -                 -          1,430,634
  Increase in long term debt                                   -         2,173,750          2,223,750
  Repayment of debentures                                      -                 -         (3,855,000)
  Deferred offering costs
                                                               -                 -            (47,264)

       Net cash provided by (used in) financing
       activities                                        (38,513)       12,241,242         39,414,636

       Net increase (decrease) in cash and cash
        equivalents                                  (10,434,070)        5,145,434          9,854,465

         Cash and cash equivalents at beginning of
        period                                        20,288,535               967               -

         Cash and cash equivalents at end of
        period                                     $   9,854,465     $   5,146,401     $    9,854,465



  The accompanying notes are an integral part of these financial statements.



                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                                 Deficit
                                                                                Accumulated
                                                                                During  the
                                  Common Stock             Preferred Stock      Development
                               Shares       Amount       Shares       Amount        Stage         Total

Proceeds from sale              3,900    $  21,800            -     $     -    $      -       $   21,800
Net loss                           -            -             -           -       (45,398)       (45,398)

December 31, 1993               3,900       21,800            -           -       (45,398)       (23,598)

Stock split                 1,751,100           -             -           -            -              -
Conversion of debentures           -            -        74,360      371,804           -         371,804
Proceeds from sale                 -            -       160,000      643,770           -         643,770
Conversion of promissory
   notes                       42,000      50,000             -           -            -          50,000
Reclassification                   -      (20,500)            -           -            -         (20,500)
Shares issued for services         -           -         15,000       75,000           -          75,000
Net loss                           -           -            -            -      (1,153,533)   (1,153,533)

December 31, 1994           1,797,000      51,300       249,360    1,090,574    (1,198,931)      (57,057)

Proceeds from sale                 -           -         75,000      340,060           -         340,060
Exercise of warrants          297,840     694,960            -           -             -         694,960
Options granted to service
   provider                        -       18,400            -           -             -          18,400
Warrants issued with debt          -       56,631            -           -             -          56,631
Net loss                           -            -            -           -      (4,216,955)   (4,216,955)

December 31, 1995           2,094,840     821,291       324,360    1,430,634    (5,415,886)   (3,163,961)

Warrants issued with debt          -      138,032            -           -            -          138,032
Proceeds from sale          2,625,000   9,460,044            -           -            -        9,460,044
Warrants issued with debt          -      123,450            -           -            -          123,450
Proceeds from initial
public offering             3,450,000  24,409,464            -           -            -       24,409,464
Conversion of Series III
   debentures                 607,626   2,116,575            -           -            -        2,116,575
Conversion of Preferred
   stock                    1,362,309   1,430,634     (324,360)  (1,430,634)          -                -
Net loss                            -           -            -           -     (13,738,661)  (13,738,661)

December 31, 1996          10,139,775  38,499,490            -           -     (19,154,547)   19,344,943

Net loss (unaudited)                -           -            -           -      (8,626,016)   (8,626,016)

June 30, 1997 (unaudited)  10,139,775 $38,499,490            -   $       -    $(27,780,563)  $10,718,927




  The accompanying notes are an integral part of these financial statements.


                              ACCENT COLOR SCIENCES, INC.
                             (a development stage company)
                        NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 1997 and the results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996 and the period from inception (May 21, 1993) through June 30, 1997. The December 31, 1996 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Net Loss Per Common Share

Net loss per common share is determined based on the weighted average number of shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive.

Unaudited Pro Forma Financial Data

The Company's outstanding 8.00% convertible subordinated debentures, including accrued interest, converted to Common Stock upon the closing of the initial public offering of Common Stock in December 1996. In addition, the Series A Convertible Voting Preferred Stock converted to Common Stock upon the effectiveness of the initial public offering of Common Stock. The unaudited pro forma net loss per common share data included in the condensed statements of operations for the three and six months ended June 30, 1996 gives effect to these conversions as if the shares were outstanding at the beginning of the period, and as if the interest, amortization of discount and amortization of deferred financing expenses associated with the debentures were not incurred.

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

3.   Inventories

Inventories consist of the following:


                                   June 30,     December 31,
                                      1997          1996
                                  (unaudited)

   Raw materials and components   $ 1,832,885   $ 2,242,756
   Work-in-process                  1,376,240       607,245
   Finished goods                     897,150       512,251

                                  $ 4,106,275   $ 3,362,252



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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Accent Color Sciences, Inc.("Accent Color" or the "Company") is a development stage company that designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to a Xerox 4135 or Xerox 4635 cut sheet, high-speed, black-on-white production printer. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

During 1995, the Company began negotiations with Xerox Corporation ("Xerox"), IBM and Siemens Nixdorf Printing Systems USA, Inc. (which was acquired by an affiliate of Oce Printing Systems USA, Inc. ("Oce") in 1996) to enter into formal development relationships. During the same period, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were demonstrated at Xplor in November 1995 in the Xerox, IBM and Accent Color exhibits and in the Xerox DocuTech Print Center. In November 1995, the Company signed a memorandum of understanding with Oce, which the Company expects to result in an agreement in 1997.

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

On May 6, 1997, IBM announced availability of the Company's continuous form version of the Truecolor System designed for integration with IBM's 3900 continuous form production printing system ("Truecolor 390"), which IBM will market as its InfoPrint Hi-Lite Color post processor. The product is currently in the limited availability stage, and is planned to be generally available in the fall of 1997.

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

Accent Color's marketing, general and administrative expenses have increased to support the Company's anticipated revenue growth and manufacturing activities. In 1996, in anticipation of the production and sale of Truecolor Systems, the Company expanded its accounting and other administrative functions to support its manufacturing activities. The Company's strategy is to distribute its products predominantly through its original equipment manufacturer's ("OEM's"). Accordingly, marketing expense is attributable primarily to the development and support of the OEM customer relationships. The Company also incurs marketing expenses in connection with product promotional activities and certain indirect marketing activities in conjunction with its OEM customers. As the Company moves toward distributing it's
Truecolor 135 product directly to end users, it anticipates that marketing, sales, general and administrative expenses will continue to increase.

Results of Operations

Quarter Ended June 30, 1997 compared to Quarter Ended June 30, 1996. The Company recognized $546,000 in sales for the quarter ended June 30, 1997 as compared to none for the quarter ended June 30, 1996. These sales represent shipments of consumables and spare parts related to the Truecolor Systems to fill the channels of an OEM customer. During the first quarter of 1997 and all of 1996, the Company's efforts were primarily directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the second quarter of 1997, the Company's efforts were primarily directed toward the commercial introduction of its Truecolor Systems. One pre-production system and two production systems were shipped during the second quarter, which were recorded as deferred revenue.

Costs of production of $1,594,000 incurred during the quarter ended June 30, 1997 consist of the start-up manufacturing expenses related to the Company's preparation for commercial production of its Truecolor Systems and costs of goods sold related to the sale of consumables and spare parts.

Research and development expenses primarily consist of the cost of personnel, equipment and materials needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses for the quarter ended June 30, 1997 increased by $171,000, or 8%, to $2,238,000 from $2,067,000 for the quarter ended June 30, 1996. This increase in research and development expenses was primarily attributable to costs associated with future product enhancements, specifically the design and development of wider ink jet printheads to increase color coverage on a page. The Company intends to continue to dedicate substantial resources to research and development activities. Accordingly, the Company expects to continue to incur additional expenses associated with the development, manufacturing and testing of new prototype systems.

Marketing, general and administrative expenses primarily consist of (i) the marketing cost in connection with product promotional activities and certain indirect marketing activities in conjunction with the Company's OEM customers and (ii) general and administrative costs related to the salaries of the Company's executive, administrative and financial personnel and associated costs. Marketing, general and administrative expenses for the quarter ended June 30, 1997 increased by $399,000, or 43%, to $1,332,000 from $933,000 for the quarter ended June 30, 1996. This increase in marketing, general and administrative expenses was primarily attributable to the hiring of additional marketing and administrative personnel, costs associated with promotional activities and professional service costs to support the Company's anticipated revenue growth and manufacturing activities. The Company anticipates that marketing and selling costs will increase as it moves toward distributing its Truecolor 135 product directly to end users.

Interest expense for the quarter ended June 30, 1997 decreased by $45,000, or 39%, to $72,000 from $117,000 for the quarter ended
June 30, 1996. This decrease in interest expense for the quarter ended June 30, 1997 was attributable to the elimination of related interest expense on extinguished debentures originally issued in October 1995 and February 1996. Interest income for the quarter ended June 30, 1997 increased by $138,000, or 627%, to $160,000 from $22,000 for the quarter ended June 30, 1996. This increase in interest income was attributable to earnings on short-term investments of proceeds received from the Company's initial public offering in December 1996 not currently needed for its operations.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996. The Company recognized $546,000 of sales for the six months ended June 30, 1997 as compared to none for the six months ended June 30, 1996. During the first half of 1997 and all of 1996, the Company's efforts were primarily directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the second quarter of 1997, the Company began to ship consumables related to the Truecolor Systems to fill the channels of an OEM customer. The Company also shipped two pre-production and two production Truecolor Systems, that were recorded as deferred revenue.

Costs of production of $2,528,000 incurred during the six months ended June 30, 1997 consist of the start-up manufacturing expenses related to the Company's preparation for commercial production of its Truecolor Systems and costs of goods sold related to the sale of consumables.

Research and development expenses for the six months ended June 30, 1997 increased by approximately $893,000, or 26%, to $4,366,000 from $3,473,000 for the six months ended June 30, 1996. This increase in research and development expenses was primarily due to expenses associated with the design and development of wider ink jet printheads.

Marketing, general and administrative expenses for the six months ended June 30, 1997 increased by $999,000 to $2,490,000 from $1,491,000 for the six months ended June 30, 1996. This increase in marketing, general and administrative expenses was primarily attributable to the hiring of additional, marketing and administrative personnel and associated costs to support the Company's anticipated revenue growth and manufacturing activities. The Company anticipates that marketing and selling costs will increase as it moves toward distributing its Truecolor 135 product directly to end users.

Interest expense for the six months ended June 30, 1997 decreased by $57,000 to $142,000 from $199,000 for the six months ended June 30, 1996. This decrease in interest expense for the six months ended June 30, 1997 was attributable to the elimination of related interest expense of extinguished debentures originally issued in October 1995 and February 1996. Interest income for the six months ended June 30, 1997 increased by $332,000 to $354,000 from $22,000 for the six months ended June 30, 1997. The increase in interest income is attributable to earnings on short-term investments of proceeds received in the Company's initial public offering in December 1996 not currently needed for its operations.

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

Through June 30, 1997, the Company has received $2.9 million from the delivery of seven prototype, nine pre-production systems and two production systems to customers; net proceeds of $7.9 million from borrowings and the sale of debt securities, and net proceeds of $35.9 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $11.5 million was raised through the private placement of equity securities.

At June 30, 1997, the Company's primary source of liquidity was cash and cash equivalents totaling $9.85 million.

Operating activities consumed $9.4 million in cash during the six months ended June 30, 1997 compared to $5.6 million during the six months ended June 30, 1996. This increase was primarily attributable to an increase in the net loss of the Company, a decrease in customer deposits and advances as the Company began to ship Truecolor Systems, and a decrease in accounts payable as the Company reduced its outstanding liabilities. This was partially offset by an increase in deferred revenue and other long-term liabilities and a decrease in accounts receivable, prepaids and other assets.

Capital expenditures decreased $500,000, or 50%, from $1.5 million for the six months ended June 30, 1996 to $1.0 million for the six months ended June 30, 1997. For the six months ended June 30, 1996, the Company incurred approximately $1.3 million in capital expenditures associated with the Company's move to its new facility in May 1996. For the six months ended June 30, 1997, capital expenditures were primarily attributable to equipment acquisitions related to the Company's expansion to support anticipated revenue growth and manufacturing activities and continued engineering and development efforts. The Company has currently budgeted approximately $2.4 million for capital expenditures for the year ending December 31, 1997. The Company's currently planned capital expenditures are primarily for the continued expansion of the Company's development and manufacturing capabilities.

Under a vendor Agreement, the Company is obligated to pay $250,000 per calendar quarter through 1997 in order to maintain certain exclusive rights. In addition, the Company has a development arrangement with the vendor that would require the Company to make additional payments to support developing a wider printhead manufacturing capability. The Company estimates that these payments will total approximately $2.6 million in development costs and $675,000 in capital equipment expenditures for the full year 1997. The Company has incurred $847,000 in development costs and $267,000 in capital expenditures for the six months ending June 30, 1997 related to development of wider ink jet printheads and expects to incur the remainder of these costs during 1997.

Based on the Company's current operating plan, the Company's primary requirements for cash through 1997 will be for the repayment of indebtedness, the expansion of its manufacturing, development, engineering and customer support capabilities, the commercial production of additional Truecolor Systems and the further development and enhancement of the Company's products. As part of its expansion during 1997, the Company currently expects
(i) to hire approximately 5 additional manufacturing, development, engineering and customer support employees for the remainder of 1997, (ii) to acquire inventories of modules, components and wax-based inks for Truecolor Systems and (iii) to invest in additional printhead manufacturing capacity. The Company's currently planned research and development activities are focused on developing (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality particularly duplex printing (the ability to print on both sides of the page) and (iii) higher resolution ink jet printheads. The Company believes that its existing cash resources will be sufficient for the financing of its operations, repayment of indebtedness and capital expenditures through at least the third quarter of 1997. The Company is reviewing various financing strategies, both debt and equity, that would allow it to continue to fund operations and research and development activities through 1997 into 1998. The Company is a development stage company and it is expected that quarterly net losses will continue through at least the fourth quarter 1997.

Forward-Looking Statements

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities
Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words
"believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements.
There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the ability of the Company to develop and maintain sales and distribution agreements with OEM customers; (ii) the ability of the Company to develop a market; (iii) the dependence of the Company on third party marketing, distribution and support, including the control of the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis;
(iv) the dependence of the Company on third party manufacturers and suppliers; (v)the ability of the Company to raise sufficient capital on reasonable terms; (vi) the level of customer acceptance of the Company's products; and (vii) potential fluctuations in the company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-
K for 1996 as filed with the Securities and Exchange Commission.
Any forward-looking information contained herein should be considered in light of these factors.


Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.



Item 2.  Changes in Securities

None.



Item 3.  Defaults Upon Senior Securities

None.



Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 1997, the Company held its annual meeting of shareholders. At the meeting Robert H. Steele and Peter Teufel were reelected to continue their service as class 1 directors of the Company. The votes cast for each director were 7,070,231 votes for reelection and 5,850 votes withheld. In addition, 7,070,231 votes were cast for the ratification of the selection by the Company of Price Waterhouse LLP as its independent accountants and 5,850 votes were withheld.


Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
Exhibit 11 - Computation of per share earnings
Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K
There were no reports on Form 8-K filed  during the quarter ended
June 30, 1997





Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Date: August 13, 1997           By/s/Norman L. Milliard
                                     Norman L. Milliard
                                        President and Chief
                                        Executive Officer


                                   By/s/Patrick J. Pedonti
                                     Patrick J. Pedonti
                                        Vice President and Chief
                                        Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)