Form 10-Q
period 1997-09-30
ACCENT COLOR SCIENCES INC
filed 1997-11-13
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

      /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Quarterly Period Ended September 30, 1997
                               OR
      / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes/X/No/ /

The number of shares outstanding of the registrant's common stock as of  November 10, 1997 was 11,989,855.



                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS



                                              September 30,     December 31,
                                                   1997             1996
                                               (unaudited)

Assets
Current assets:
     Cash and cash equivalents                 $ 5,242,481       $ 20,288,535
     Accounts receivable                           459,750             29,471
     Inventories (Note 3)                        4,994,912          3,362,252
     Prepaid expenses and other assets             420,451            511,633

          Total current assets                  11,117,594         24,191,891

Fixed assets, net                                3,190,223          2,727,220
Other assets, net                                   51,565             32,354


          Total assets                         $14,359,382       $ 26,951,465

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term debt      $   473,414       $  1,000,000
     Obligations under capital leases               63,480             47,555
     Accounts payable                            2,209,385          1,935,108
     Accrued expenses                              648,799            683,198
     Customer advances and deposits                444,400          1,387,400
     Deferred revenue                            1,606,000            950,000

          Total current liabilities              5,445,478          6,003,261

Obligation under capital leases                    109,177            123,621
Long-term debt, net of discount                          -          1,271,638
Other long-term liabilities                        436,839            208,002

          Total non-current liabilities            546,016           1,603,261

Shareholders' equity:
Common stock, no par value, 25,000,000
shares authorized, 10,676,116 and 10,139,775
shares issued and outstanding                   40,628,307          38,499,490
Deficit accumulated during the development     (32,260,418)        (19,154,547)
stage

          Total shareholders' equity             8,367,889         19,344,943

          Total liabilities and
shareholders' equity                           $14,359,382       $ 26,951,465


   The accompanying notes are an integral part of these financial statements.




                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                 CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                                                 period from
                                                                                  inception
                          Three months ended          Nine months ended            (May 21,
                            September 30,              September 30,                 1993)
                                                                                   through
                               1997          1996         1997         1996       September
                                                                                   30, 1997

Sales                      $  738,775    $      -     $ 1,285,182   $      -     $1,285,182
Costs and expenses:
    Costs of production     1,914,893        570,301   4,443,353      570,301     5,715,686
    Research and
development                 2,369,070      1,616,054   6,735,083    5,088,646    17,542,017
    Marketing, general and
administrative                978,753      1,403,729    3,468,964   2,895,058     9,333,245

                            5,262,716      3,590,084   14,647,400   8,554,005    32,590,948

Other (income) expense:
     Interest expense          59,702       123,682      201,399      322,362      952,231
     Interest income         (103,788)      (47,859)    (457,746)     (69,472)    (570,882)

                              (44,086)        75,823    (256,347)     252,890      381,349

Net loss before
extraordinary item         (4,479,855)   (3,665,907)  (13,105,871)  (8,806,895)  (31,687,115)

Extraordinary item:
 Loss on early
extinguishment of debt,
 net of income taxes of            -             -             -             -    (573,303)
nil

Net loss                  $(4,479,855)  $(3,665,907) $(13,105,871) $(8,806,895)  $(32,260,418)

Net loss per common share  $    (.44)                 $    (1.29)
(Note 2)

Weighted average common
shares
  outstanding (Note 2)      10,198,422                 10,159,539


Unaudited pro forma net
loss per
  common share (Note 2)                  $   (.47)                   $  (1.28)

Unaudited pro forma
weighted average
  common shares
outstanding (Note 2)                     7,626,000                  6,670,152





   The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 For the
                                                                                period from
                                               Nine months ended September       inception
                                                           30,                    (May 21,
                                                                                   1993)
                                                                                  through
                                                      1997           1996       September
                                                                                 30,1997
Cash flows from operating activities:
  Net loss                                        $(13,105,871)  $(8,806,895) $(32,260,418)
  Adjustments to reconcile net loss to net cash
used in
    operating activities:
      Depreciation and amortization                    806,212     520,049      1,894,711
      Write-off of deferred offering costs                   -           -         47,264
      Expense related to stock and options
granted                                                345,230           -        363,630
      Debenture issued for services                          -           -         50,000
      Loss on disposal of fixed assets                  11,460      72,564        103,529
      Conversion of accrued interest  to common              -           -        231,147
stock
      Extraordinary loss on extinguishment of
debt                                                         -           -        573,303
  Changes in assets and liabilities:
      Accounts receivable                            (430,279)   (677,354)       (459,750)
      Inventories                                  (1,632,660) (2,301,021)     (4,994,912)
      Prepaid expenses and other assets                91,182    (712,607)       (420,451)
      Accounts payable and accrued expenses           239,878   1,965,859       2,680,663
      Due to officers                                       -     (20,711)              -
      Customer advances and deposits                (943,000)     837,400         444,400
      Deferred revenue                               656,000      900,000       1,606,000
      Other long-term liabilities                    228,836       70,232         436,838

      Net cash used in operating activities       $(13,733,012)  $(8,152,484) $(29,704,046)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                   -              5,524        5,524
  Purchases of fixed assets                       (1,186,459)    (2,147,810)  (4,352,463)
  Cost of patent                                     (19,553)             -      (52,653)

       Net cash used in investing activities      (1,206,012)    (2,142,286)  (4,399,592)

Cash flows from financing activities:
  Payment of capital lease obligations            (49,787)       (60,188)     (121,740)
  Net proceeds from issuance of debentures        -              393,218      4,839,101
  Proceeds from issuance of warrants              -              138,032      318,113
  Net proceeds from issuance of common stock      -              9,460,044    33,920,808
  Proceeds from exercise of options & warrants    1,783,587      -            2,478,547
  Net proceeds from issuance of preferred
    stock through offerings and conversion of
debt                                              -              -            1,430,634
  Increase (decrease) in notes payable            -              (50,000)     -
  Increase in long term debt                      -              2,223,750    2,223,750
  Repayment of debentures                         (1,840,830)    (405,000)    (5,695,830)
  Deferred offering costs                                  -              -      (47,264)

       Net cash provided by (used in) financing     (107,030)    11,699,856   39,346,119
activities

       Net increase (decrease) in cash and cash   (15,046,054)   1,405,086    5,242,481
equivalents

         Cash and cash equivalents at beginning     20,288,535         967            -
of period

         Cash and cash equivalents at end of       $ 5,242,481  $ 1,406,053  $ 5,242,481
period



   The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                      Deficit
                                                                     Accumulated
                                                                    During  the
                        Common Stock           Preferred Stock      Development
                      Shares     Amount       Shares      Amount         Stage         Total

Proceeds from sale     3,900  $  21,800         -      $      -      $      -      $ 21,800
Net loss                 -           -          -             -       (45,398)      (45,398)

December 31, 1993      3,900      21,800        -             -       (45,398)      (23,598)

Stock split        1,751,100         -          -             -             -             -
Conversion of
debentures               -           -       74,360      371,804            -       371,804
Proceeds from sale       -           -      160,000      643,770            -       643,770
Conversion of
promissory
   notes              42,000     50,000         -             -             -        50,000
Reclassification         -      (20,500)        -             -             -       (20,500)
Shares issued for
services                 -          -        15,000       75,000            -        75,000
Net loss                 -          -            -            -    (1,153,533)   (1,153,533)

December 31, 1994   1,797,000    51,300     249,360    1,090,574   (1,198,931)      (57,057)

Proceeds from sale       -          -        75,000      340,060       -            340,060
Exercise of
warrants              297,840   694,960       -          -             -             694,960
Options granted to
service
Provider                -        18,400       -          -             -             18,400
Warrants issued
with debt               -        56,631       -          -             -             56,631
Net loss                -          -          -          -        (4,216,955)    (4,216,955)

December 31, 1995   2,094,840   821,291     324,360    1,430,634  (5,415,886)   (3,163,961)

Warrants issued
with debt               -       138,032       -          -             -           138,032
Proceeds from sale  2,625,000 9,460,044       -          -             -         9,460,044
Warrants issued
with debt               -       123,450       -          -             -           123,450
Proceeds from
initial public
   offering         3,450,000 24,409,464      -          -             -        24,409,464
Conversion of
Series III
  debentures          607,626  2,116,575      -          -             -         2,116,575
Conversion of
Preferred
   stock            1,362,309  1,430,634   (324,360)  (1,430,634)      -             -
Net loss                 -          -         -            -     (13,738,661)  (13,738,661)

December 31, 1996  10,139,775 38,499,490      -            -     (19,154,547)   19,344,943

Exercise of
options                92,250    465,067      -            -             -         465,067
Exercise of           394,091  1,445,000      -            -             -       1,445,000
warrants
Shares issued with
exercise               50,000    218,750      -            -             -         218,750
Net loss
(unaudited)            -          -           -            -     (13,105,871)  (13,105,871)

September 30, 1997
(unaudited)        10,676,116 $40,628,307     -     $      -    $(32,260,418)  $ 8,367,889


 The accompanying notes are an integral part of these financial statements.


                        ACCENT COLOR SCIENCES, INC.
                      (a development stage company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 1997 and the results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996 and the period from inception (May 21, 1993) through September 30, 1997. The December 31, 1996 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Revenue is recognized upon customer acceptance. Until such time that the Company has adequate information to estimate future returns and customer acceptance, revenue is deferred from the date of product shipment until final customer acceptance, which occurs at the end of the warranty period.

Net Loss Per Common Share

Net loss per common share is determined based on the weighted average number of shares outstanding during the period. In determining weighted average common shares outstanding, common share equivalents are excluded from the computation as their effect is anti-dilutive.

Unaudited Pro Forma Financial Data

The Company's 8.00% convertible subordinated debentures, including accrued interest, were converted to Common Stock upon the closing of the initial public offering of Common Stock in December 1996. In addition, the Series A Convertible Voting Preferred Stock was converted to Common Stock upon the effectiveness of the initial public offering of Common Stock. The unaudited pro forma net loss per common share data included in the condensed statements of operations for the three and nine months ended September 30, 1996 gives effect to these conversions as if the shares were outstanding at the beginning of the period, and as if the interest, amortization of discount and amortization of deferred financing expenses associated with the debentures were not incurred.

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


3.   Inventories

Inventories consist of the following:

                                 September 30,       December 31,
                                     1997                1996
                                  (unaudited)

Raw materials and components   $   2,158,664      $    2,242,756
Work-in-process                      859,842             607,245
Finished goods                     1,976,406             512,251

                               $   4,994,912      $    3,362,252


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

5.   New Agreement

During September 1997, the Company concluded an agreement with Xerox Corporation ("Xerox") which supersedes the prior Product Development and Distribution Agreement. Under the new agreement, Xerox has exercised warrants to purchase 375,000 shares of common stock and the exercise price of approximately $1.3 million was applied to reduce the Company's outstanding debt with Xerox. The remaining debt of $473,000 will be paid in full prior to the end
of 1997.   In exchange for mutual releases from liability under
the prior Product Development and Distribution Agreement, the Company issued to Xerox 50,000 shares of common stock. The Company's product deposits from Xerox were offset against the charge resulting from the issuance of 50,000 shares of common stock and inventories specific to the project, with no material impact to the Statement of Operations resulting.

6.   Subsequent Event

On October 16, 1997, the Company completed a private equity offering of 437,913 units of its common stock. Each unit consists of three shares of common stock and a warrant for the purchase of one share of common stock. Under the term of the offering, each unit had a purchase price of $10.95 which represented three multiplied by 83% of the average of the closing bid prices of the common stock as reported by NASDAQ during the five consecutive trading days preceding the closing. The offering raised approximately $4.8 million before offering expenses. The warrants are exercisable at $4.74 per share and expire on October 16, 2002. Additional warrants were issued for the purchase of a total of 102,500 shares of common stock at a purchase price of $4.74 per share for services provided by placement agents.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Accent Color Sciences, Inc. ("Accent Color" or the "Company") is a development stage company that designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to cut sheet, black-on-white production printer. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

During 1995, the Company began negotiations with IBM and Siemens Nixdorf Printing Systems USA, Inc. (which was acquired by an affiliate of Oce Printing Systems USA, Inc. ("Oce") in 1996) to enter into formal development relationships. During the same period, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were demonstrated at Xplor in November 1995.

During 1996, the Company was focused on refining the Truecolor System design and preparing for the commencement of commercial production in the first half of 1997. The Company entered into a Product Purchase Agreement with IBM in April 1996. In October 1996 , the Company signed a memorandum of understanding with Oce. At Xplor in October 1996, the Company demonstrated its Truecolor Systems, as well as certain enhancements planned for production in 1998.

On May 6, 1997, IBM announced the limited availability product introduction phase of the Company's continuous form version of the Truecolor System designed for integration with IBM's 3900 production printing system ("Truecolor 390"), which IBM will market as its InfoPrint Hi-Lite Color post processor. The product was announced for general worldwide availability on September 15, 1997.

Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables is expected to generate recurring revenue which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increase.

Results of Operations

Quarter Ended September 30, 1997 compared to Quarter Ended September 30, 1996. The Company recognized $739,000 in sales for the quarter ended September 30, 1997 as compared to none for the quarter ended September 30, 1996. These sales represent the recognition of revenue of three pre-production systems and shipments of consumables and spare parts related to the Truecolor Systems. During the first quarter of 1997 and all of 1996, the Company's efforts were primarily directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the second and third quarters of 1997, the Company's efforts were primarily directed toward the commercial introduction of its Truecolor Systems. Thirteen production systems were shipped during the third quarter, which were recorded as deferred revenue. The backlog, as of September 30, 1997, was twelve Truecolor Systems scheduled for shipment through December 31, 1997.

Costs of production of $1,915,000 incurred during the quarter ended September 30, 1997 consist of the ramp-up manufacturing expenses related to the Company's launch of the commercial production of its Truecolor Systems and costs of goods sold related to the three pre-production systems recognized and the sale of consumables and spare parts.

Research and development expenses primarily consist of the cost of personnel, equipment and materials needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses for the quarter ended September 30, 1997 increased by $753,000, or 47%, to $2,369,000 from $1,616,000 for the quarter ended September 30, 1996. This increase in research and development expenses was primarily attributable to costs associated with future product enhancements, specifically the design and development of wider ink jet printheads to increase color coverage on a page. The Company intends to continue to dedicate substantial resources to research and development activities. Accordingly, the Company expects to continue to incur additional expenses associated with the development, manufacturing and testing of new prototype systems.

Marketing, general and administrative expenses primarily consist of (i) the marketing cost in connection with product promotional activities and certain indirect marketing activities in conjunction with the Company's OEM customers and (ii) general and administrative costs related to the salaries of the Company's executive, administrative and financial personnel and associated costs. Marketing, general and administrative expenses for the quarter ended September 30, 1997 decreased by $425,000, or 30%, to $979,000 from $1,404,000 for the quarter ended September 30, 1996. A majority of this decrease is due to expenses incurred in 1996 related to ramp-up efforts in the transformation of the Company that were not incurred during the comparable time in 1997. These expenses included costs associated with recruiting, system documentation, regulatory testing, and the Company's move
to a new facility.   The Company anticipates that marketing and
selling costs will increase as the Company expands to support anticipated revenue growth and manufacturing activities and becomes more involved in supporting its OEM customers.

Interest expense for the quarter ended September 30, 1997 decreased by $64,000, or 52%, to $60,000 from $124,000 for the quarter ended September 30, 1996. This decrease in interest expense for the quarter ended September 30, 1997 was attributable to the elimination of related interest expense on extinguished debentures originally issued in October 1995 and February 1996. Interest income for the quarter ended September 30, 1997 increased by $56,000, or 117%, to $104,000 from $48,000 for the quarter ended September 30, 1996. This increase in interest income was attributable to earnings on short-term investments of proceeds received from the Company's initial public offering in December 1996 not currently needed for its operations.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996. The Company recognized $1,285,000 of sales for the nine months ended September 30, 1997 as compared to none for the nine months ended September 30, 1996. During the first half of 1997 and all of 1996, the Company's efforts were primarily directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the second and third quarters of 1997, the Company recognized revenue on three pre-production systems and began to ship consumables related to the Truecolor Systems to fill the channels of an OEM customer. In 1997, the Company has shipped two pre-production and fifteen production Truecolor Systems, that were recorded as deferred revenue.

Costs of production of $4,443,000 incurred during the nine months ended September 30, 1997 consist of the ramp -up manufacturing expenses related to the Company's preparation and launch of the commercial production of its Truecolor Systems and costs of goods sold related to the three pre-production systems recognized and the sale of consumables.

Research and development expenses for the nine months ended September 30, 1997 increased by approximately $1,646,000, or 32%, to $6,735,000 from $5,089,000 for the nine months ended September 30, 1996. This increase in research and development expenses was primarily attributable to costs associated with future product enhancements, specifically the design and development of wider ink jet printheads to increase color coverage on a page. The Company intends to continue to dedicate substantial resources to research and development activities. Accordingly, the Company expects to continue to incur additional expenses associated with the development, manufacturing and testing of new prototype systems.

Marketing, general and administrative expenses for the nine months ended September 30, 1997 increased by $574,000 to $3,469,000 from $2,895,000 for the nine months ended September 30, 1996. This increase in marketing, general and administrative expenses was primarily attributable to the hiring of additional marketing and administrative personnel, costs associated with promotional activities and professional service costs to support the Company's anticipated revenue growth and manufacturing activities. This increase is partially offset by expenses incurred in 1996 related to recruiting, system documentation, regulatory testing, and the Company's move to a new facility
that were not incurred during the comparable time in 1997.   The
Company anticipates that marketing and selling costs will increase as the Company becomes more involved in supporting its OEM customers.

Interest expense for the nine months ended September 30, 1997 decreased by $121,000 to $201,000 from $322,000 for the nine months ended September 30, 1996. This decrease in interest expense for the nine months ended September 30, 1997 was attributable to the elimination of related interest expense of extinguished debentures originally issued in October 1995 and February 1996. Interest income for the nine months ended September 30, 1997 increased by $388,000 to $458,000 from $70,000 for the nine months ended September 30, 1997. The increase in interest income is attributable to earnings on short-term investments of proceeds received in the Company's initial public offering in December 1996 not currently needed for its operations.

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

From inception through September 30, 1997, the Company has received $4.2 million from the delivery of seven prototype, nine pre-production systems and fifteen production systems to customers; net proceeds of $7.9 million from borrowings and the sale of debt securities, net proceeds of $2.5 million from the exercise of warrants and employee stock options, and net proceeds of $35.2 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $10.8 million was raised through the private placement of equity securities.

At September 30, 1997, the Company's primary source of liquidity was cash and cash equivalents totaling $5.24 million.

Operating activities consumed $13.7 million in cash during the nine months ended September 30, 1997 compared to $8.2 million during the nine months ended September 30, 1996. This increase was primarily attributable to an increase in the net loss of the Company, an increase in inventories and a decrease in customer deposits and advances as the Company began to ship Truecolor
Systems, and a decrease in accounts payable as the Company reduced its outstanding liabilities. This was partially offset by an increase in deferred revenue and other long-term liabilities and a decrease in accounts receivable, prepaids and other assets.

Capital expenditures decreased $900,000, or 43%, from $2.1 million for the nine months ended September 30, 1996 to $1.2 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the Company incurred approximately $1.3 million in capital expenditures associated with the Company's move to its new facility in May 1996. For the nine months ended September 30, 1997, capital expenditures were primarily attributable to equipment acquisitions related to the Company's expansion to support anticipated revenue growth and manufacturing activities and continued engineering and development efforts. The Company has currently planned to spend approximately $1.5 million for capital expenditures for the year ending December 31, 1997. The Company's currently planned capital expenditures are primarily for the continued expansion of the Company's development and manufacturing capabilities.

Under a vendor Agreement, the Company is obligated to pay $250,000 per calendar quarter through 1997 in order to maintain certain exclusive rights. In addition, the Company has a development arrangement with the vendor that would require the Company to make additional payments to support developing a wider printhead manufacturing capability. The Company estimates that these payments will total approximately $2.6 million in development costs and $675,000 in capital equipment expenditures. The Company has incurred $1.6 million in development costs and $284,000 in capital expenditures for the nine months ending September 30, 1997 related to development of wider ink jet printheads and expects to incur the remainder of these costs by the end of the first quarter of 1998 .

During September 1997, the Company concluded an agreement with Xerox which supersedes the prior Product Development and Distribution Agreement. Under the new agreement, Xerox has exercised warrants to purchase 375,000 shares of common stock and the purchase price of approximately $1.3 million was applied to reduce the Company's outstanding debt with Xerox. The remaining debt of $473,000 will be paid in full prior to the end of 1997. In exchange for mutual releases from liability under the prior Product Development and Distribution Agreement, the Company issued to Xerox 50,000 shares of common stock. The Company's product deposits from Xerox were offset against the charge resulting from the issuance of 50,000 shares of common stock and inventories specific to the project.

Based on the Company's current operating plan, the Company's primary requirements for cash through 1997 will be for the repayment of indebtedness, the expansion of its manufacturing, development, engineering and customer support capabilities, the commercial production of additional Truecolor Systems and the further development and enhancement of the Company's products. As part of its expansion during 1997, the Company currently expects
(i) to hire approximately 5 additional manufacturing, development, engineering and customer support employees for the remainder of 1997, (ii) to acquire inventories of modules, components and wax-based inks for Truecolor Systems and (iii) to invest in additional printhead manufacturing capacity. The Company's currently planned research and development activities are focused on developing (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality particularly duplex printing (the ability to print on both sides of the page) and (iii) higher resolution ink jet printheads. The Company believes that its existing cash resources will be sufficient for the financing of its operations, repayment of indebtedness and capital expenditures into at least the first quarter of 1998. On October 16, 1997 the Company completed a private placement of equity securities. Under the terms of the placement, the investors purchased 1.3 million shares of common stock and received 435,000 common stock warrants for a total value of $4.8 million.

The Company is continuing to review various financing strategies, both debt and equity, that would allow it to continue to fund operations and research and development activities through 1998. The Company is a development stage company and it is expected that quarterly net losses will continue through at least the first quarter 1998.


Forward-Looking Statements

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the ability of the Company to develop and maintain sales and distribution agreements with OEM customers; (ii) the ability of the Company to develop a market for its product; (iii) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (iv) the dependence of the Company on third party manufacturers and suppliers; (v) the ability of the Company to raise sufficient capital on reasonable terms;
(vi) the level of customer acceptance of the Company's products; and (vii) potential fluctuations in the company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1996 as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.


Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.



Item 2.  Changes in Securities and Use of Proceeds

On September 22, 1997, the Company concluded an agreement with Xerox which supersedes the prior Product Development and Distribution Agreement. In exchange for mutual releases from liability under the prior Product Development and Distribution Agreement, the Company issued to Xerox 50,000 shares of common stock for the aggregate value of $218,750. The stock issued to Xerox was issued under an exemption from registration in reliance on section 4(2) of the Securities Act of 1933. The Company's product deposits from Xerox were offset against the charge resulting from the issuance of 50,000 shares of common stock and inventories specific to the project. The issuance of the stock was therefore not a public sale of stock by the Company.



The following information is being provided pursuant to Rule 463 under the Securities Act of 1933 concerning the use of proceeds following the effective date of the first registration statement of the Company. This information is supplemental to the information provided in Form SR filed for the period ended March 17, 1997.

From the effective date of the registration statement through September 30, 1997, net offering proceeds have been used by the Company for the following:


                    Payments  Payment to
                    to        others
                    director
                    s,
                    officers
                    or 10%
                    owners

Construction of
plant, building
and facilities                     379,000  Estimate

Purchase and
installation of
machinery and
equipment                          906,300  Estimate

Repayment of
indebtedness         409,484     3,693,833

Working Capital                 18,108,100  Estimate




Item 3.  Defaults Upon Senior Securities

None.



Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

During September 1997, the Company concluded an agreement with Xerox which supersedes the prior Product Development and Distribution Agreement. Under the new agreement, Xerox has exercised warrants to purchase 375,000 shares of common stock and the purchase price of approximately $1.3 million was applied to the Company's outstanding debt with Xerox.

On October 16, 1997 the Company completed a private placement of equity securities. Under the terms of the placement, the investors purchased 1.3 million shares of common stock and received 435,000 common stock warrants for a total value of $4.8 million.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10 - Xerox Agreement dated September 22, 1997 (supersedes
Product Development and Distribution Agreement dated February 16,
1996)

Exhibit 11 - Computation of per share earnings

Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K

There  were no reports on Form 8-K filed during the quarter ended
September 30, 1997



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


Date   November  14,  1997            By /s/ Norman  L.  Milliard
                                      Norman L. Milliard
                                      President and Chief
                                      Executive Officer


                                      By  /s/  Patrick  J.  Pedonti
                                      Patrick J. Pedonti
                                      Vice President and Chief
                                      Financial Officer
                                      Principal    Financial     and
                                      Accounting Officer)