Form 10-K
period 1997-12-31
ACCENT COLOR SCIENCES INC
filed 1998-03-30
CIK 921898

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Fiscal Year Ended December 31, 1997

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
         (Address of principal executive office)  (Zip Code)
    Registrant's telephone number, including area code:  (860) 610-4000
     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
 The aggregate market value of common stock held by non-affiliates of the registrant as of March 6, 1998 was $22,812,938.
  The number of shares outstanding of the registrant's common stock as of
                       March 6, 1998 was 11,989,855.
                    DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the definitive Proxy Statement dated April 1, 1998 to be delivered to shareholders in connection
    with the Annual Meeting of Shareholders to be held May 8, 1998 are incorporated by reference into Part III.




                        ACCENT COLOR SCIENCES, INC.

                                 FORM 10-K
                   For The Year Ended December 31, 1997
                                   INDEX
Part I
Item 1.  Business                                                     1
Item 2.  Properties                                                   6
Item 3.  Legal Proceedings                                            6
Item 4.  Submission of Matters to a Vote of Security Holders          6
Part II
Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters                                  7
Item 6.  Selected Financial Data                                      7
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8
Item 8.  Financial Statements and Supplementary Data                 14
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                     29
Part III
Item 10. Directors and Executive Officers of the Registrant          29
Item 11. Executive Compensation                                      29
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                              29
Item 13. Certain Relationships and Related Transactions              29
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                 30
Signatures                                                           32

                                  PART I

Item 1.   Business

General
Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems") for integration with digital, high-speed, black-on-white printers and sells related consumables. Spot color printing involves the use of color to enhance traditional black-on-white documents by accenting critical information, such as a balance due on a billing statement, or by printing graphics, such as a company logo. The Company believes its Truecolor Systems are the first, and only, printers capable of cost-effectively printing or highlighting variable data (text or graphics which may vary from page to page) in multiple standard and custom colors with the speed and functionality of existing high-speed (more than 80 pages per minute), black-on-white printers. Truecolor Systems are designed to address what the Company believes is a substantial, unfulfilled demand for spot color printing in the production printing and production publishing segments of the digital printing market. Accent Color's strategy is to rapidly penetrate these global markets through strategic relationships with major original equipment manufacturers ("OEMs"). The primary OEMs that serve these markets include International Business Machines Corporation ("IBM"), Oce Printing Systems GmbH. ("Oce") and Xerox Corporation ("Xerox").

Truecolor Systems are designed to print spot color in high-speed, high-volume applications at a low incremental cost per page without diminishing the speed or performance of the high-speed, black-on-white host printer or affecting the end user's existing operational methods. Truecolor Systems are capable of printing up to 501 pages per minute, utilizing up to eight different colors, including custom colors, to print or highlight fixed or variable data. Truecolor Systems combine the Company's proprietary paper handling technology with patented ink jet technology from Spectra, Inc. ("Spectra"). The Company holds an exclusive right to supply products which include Spectra ink jet printheads to print color on the black-on-white output from specified high-speed printers from Xerox, IBM, Oce and certain other parties through the year 2002. In connection with its arrangements with the Company, IBM has adapted its existing high-speed, black-on-white printers for integration with the Company's Truecolor Systems.

The Company's primary channel to market for its Truecolor Systems are OEMs of high-speed, black-on-white printers and the Company is presently focused on targeting the production printing segment of the overall market opportunity. According to CAP Ventures, Inc. ("CAP Ventures"), a printing industry market research firm, the 1996 year-end installed base of digital, high-speed, black-on-white printers used in the production printing segment of the digital printing market in the U.S. was approximately 15,200 and the installed base of these printers is projected to grow at a five-year compounded annual growth rate ("CAGR") of approximately 6% to 20,500 systems by the year 2001. In addition, approximately 3,200 digital, high-speed, black-on-white printers were sold into this market segment in the U.S. in 1996. Revenue from new system sales, supplies and service exceeded $2.1 billion in 1996 and is expected to grow at a five-year CAGR of approximately 7% to $2.9 billion by the year 2000. This growth is further driven by the number of pages printed per year, which is projected to grow at a five-year CAGR of approximately 7% by the year 2001.

To facilitate access to its target markets, the Company has entered into agreements with IBM and Groupe SET International ("Groupe SET"), a European provider of high-speed digital printing solutions headquartered in Paris, France. It also has a relationship with Oce, which the Company expects to result in a marketing agreement during 1998. IBM and SET are marketing, selling and servicing Truecolor Systems under their respective corporate logos and product identifications. Accent Color is taking an increasingly active role in the general marketing of highlight color technology, applications and benefits. The Company intends to continue to expand and develop its marketing and sales capability.

The Company also sells consumables comprised of standard and custom color wax-based inks, as well as spare parts used with Truecolor Systems. The Company expects that consumables will generate recurring revenue, which the Company believes will increase as the installed base and usage of Truecolor Systems increase. According to Dataquest, continuous forms and cut sheet high-speed, black-on-white printers servicing typical applications in the production printing market produce approximately 2.2 million and 0.7 million pages per month respectively.

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

Products

ACS Truecolor System
The Company currently offers a continuous form version of Truecolor Systems which is marketed under the corporate logos and product identifications of the Company's OEM customers. The Company expects that Truecolor Systems will be priced to the Company's OEM customers in the range of $100,000 to $125,000, depending on model, options, and terms and conditions of purchase.

The version of the Truecolor System sold by IBM as the "IBMr InfoPrintT Hi-Lite Color post processor" attaches directly to the IBM 3900 and IBM InfoPrint 4000 continuous form production printing systems. It is configured to print at the same speed as the IBM production printing system (up to 501 pages per minute) at 240 dots per inch resolution. The continuous form version of the Truecolor System is designed to print up to 5,600,000 pages per month.

                         TRUECOLOR SYSTEM FEATURES
Host Printer       IBM 3900; IBM InfoPrint 4000; SET M3056SF
Paper Handling     Continuous form
Speed              Up to 501 pages per minute (2 up images)
Resolution         240 dots per inch
Ink Reservoirs     4 standard, 8 optional
Paper Width        6.5 to 18.0 inches
Paper Length       6.0 to 17.0 inches
Paper Weights      16 to 28 pound bond
Paper Type         Pre-printed  or  blank,  fanfold  or  roll-fed
                   forms, some labels
Maximum Usage      5.6 million pages per month


Consumables and Spare Parts
The Company's product offering includes consumables, such as standard and custom color wax-based ink, and spare parts. Spot color printing with Truecolor Systems requires the consumption of significant quantities of wax-based ink and the replacement of certain parts that are subject to normal wear and tear. The Company expects that sales of consumables will generate recurring revenue, which the Company believes will increase as the installed base and usage of Truecolor Systems increases.

Consumables. The wax-based ink used in the Truecolor Systems is sold in six kilogram packages containing 60 individual wax-based ink blocks to the Company's OEM customers. The Company purchases its wax-based ink from Spectra. As long as the Company purchases its wax-based inks exclusively from Spectra, Spectra is prohibited, through its agreement with the Company, from knowingly supplying the wax-based ink directly to the Company's OEM customers. Similarly, IBM and SET are currently prohibited from purchasing wax-based ink from sources other than the Company, subject to certain conditions.

Spare Parts. The Company expects that periodic preventive maintenance and repair will need to be performed on Truecolor Systems and will include the replacement of damaged or worn parts which are expected to be supplied exclusively by Accent Color to the OEM customer. These replacement parts are produced by subcontractors and suppliers according to the Company's design specifications.


Product Development
The Company considers the enhancement of its present products to be its research and development priority. Consequently, the Company currently devotes a significant portion of its resources to product development. The Company plans to commit substantial resources to enhance its technology in the areas of (i) wider ink jet printheads for greater color coverage per page, (ii) advanced paper handling functionality, particularly duplex printing (the ability to print on both sides of a page) and (iii) higher resolution ink jet printing. The Company also plans to devote resources to assure the quality and performance of its Truecolor Systems.

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

The Company expended approximately $3.1 million, $6.9 million and $8.8 million on engineering and research and development in the years ended December 31, 1995, 1996 and 1997, respectively. As the Company continues to transition toward a commercial operation with increasing focus on manufacturing and sales it anticipates it will be able to reduce its research and development spending. As of March 6, 1998, Accent Color had 36 employees engaged in engineering and research and development.

Manufacturing and Assembly
The Company's manufacturing strategy has been to design a product based upon a relatively small number of discrete modules that can be subassembled and tested by other parties. Other than the patented ink jet printheads supplied by Spectra, the Company believes these modules can be readily procured on competitive terms. Initially, a substantial amount of assembly will be done by the Company prior to the completion and implementation of subcontract agreements with those suppliers of the major modules that the Company has determined are suitably qualified. The Company is currently in discussions with several such subcontract manufacturing companies to be the primary manufacturers of the seven major modules of Truecolor Systems. The Company believes that these companies have both the manufacturing and quality assurance capabilities to satisfy the Company's supplier qualification process, which initially qualifies and monitors ongoing performance to the Company's cost, quality and schedule requirements. The Company intends to implement a formal quality control program to inspect parts received from subcontractors to determine whether they comply with Company specifications. The Company intends to monitor adherence to these procedures through site visits and direct supervision. The Company's strategy is to subcontract the full assembly and final testing to turnkey manufacturers when the volume of shipments reaches the level where this is more cost effective.

The Company has made product assurance and quality a priority in its business strategy. In pursuit of this goal, the Company intends to apply for ISO 9001 registration. In preparation for this, the Company has adopted a formal approach to documentation control, design, manufacturing and business process definition and has implemented an integrated business system software package to manage key processes. Accent Color also subjects the component modules and each complete Truecolor System to extensive testing during the assembly process. An important part of the testing involves extensive print quality tests in which the Company uses a variety of paper grades and test patterns designed to verify accuracy, color and other performance characteristics prior to shipment.

Marketing, Product Support, Sales and Training
Accent Color has initially adopted a third-party distribution strategy that employs OEM customers to address the global market. Currently, two such OEM customers purchase Truecolor Systems for integration with their high-speed, black-on-white printing systems and expect to market them for both installed printers and new printers under their corporate logos and product identifications. The goals of these relationships are to (i) rapidly penetrate the market represented by both the existing installed base and new sales of high-speed, black-on-white printers, (ii) substantially reduce the cost and time required for the Company to develop a direct sales and service organization of its own, (iii) quickly gain credibility and market acceptance by meeting the technical requirements typically set by such OEM customers and (iv) integrate the Company's Truecolor Systems with certain hardware and supporting software marketed by these OEM customers. The Company may enter into relationships with other OEM customers covering additional segments of the digital, high-speed printing market. The Company generally expects to receive monthly or quarterly, non-binding, rolling forecasts of future orders for its products from its OEM customers. The forecasts will usually cover the subsequent 12 months. The Company will plan its future activities, in part, on the basis of these forecasts. OEM customers are expected to place actual orders by submitting purchase orders, generally on a monthly basis, which cover product requirements from four months from the date of the purchase order.

At the beginning of 1998, Accent Color realigned its resources to provide a substantial increase in marketing focus and sales support for its OEM customers. This will include technical advice, as required, regarding the optimal use of Truecolor Systems in demanding applications, the preparation and production of custom print samples and participation in the formulation of marketing initiatives to position and promote Accent Color's products against any perceived or emerging competitors. The Company expects to benefit from this interaction in three significant ways, (i) by being directly involved in the sales process with end user customers, (ii) by identifying market opportunities where there is a strong need for document enhancement or other commercial benefit using the spot color printing capabilities of Truecolor Systems and (iii) by receiving timely feedback on end user needs and desires which will drive product enhancement and new product development.

The OEM customers, including IBM and Groupe SET will also distribute wax-based inks provided by Accent Color through their existing supply channels. Accent Color currently expects to provide sales support to meet the end user requests to create custom colors using the Company's wax-based inks. IBM and Groupe SET will also distribute spare parts provided by Accent Color for Truecolor Systems and will provide field service through their established service organizations. This will provide end users with the first three levels of customer support coverage, consisting of on site field service for installation and maintenance, central technical support at a national and international level and extensive stocking of spare parts to ensure adequate responsiveness. In exceptional circumstances, Accent Color's technical support group will assist IBM and Groupe SET to resolve unusual maintenance situations, should the need arise, via 7-day/24-hour telephone coverage. In addition, IBM and Groupe SET will also provide training for their internal organizations and end users. To support this activity, Accent Color has undertaken training course development and has provided initial training classes to the education and training organizations of IBM and Groupe SET.

Customers
The Company has entered into agreements with IBM and Groupe SET. The Company also has a relationship with Oce. Under these arrangements, IBM and Groupe SET intend to market, distribute and support Truecolor Systems under their respective brand names. These agreements are significant in several respects. First, according to CAP Ventures, IBM, along with Oce, is one of the leading suppliers of high-speed, black-on-white printers and IBM's AFP/IPDS architecture is continuing to emerge as an industry standard particularly with large end user organizations. Second, the Company's products are designed to be fully integrated with certain hardware and supporting software products marketed by IBM. Third, Accent Color expects that market acceptance of its Truecolor Systems will be accelerated since sales and service will be provided by the well-established sales and service organizations of IBM and Groupe SET. Fourth, the Color Enabler Solution technology, which the Company expects to be developed under the SET Agreements, will enable it to integrate Truecolor Systems more easily with printing systems from other manufacturers avoiding the need for costly and time consuming product development to accomplish integration. International Business Machines Corporation. IBM's products are used in corporate data centers and other high-speed printing applications. In April 1996, the Company and IBM entered into a Product Purchase Agreement (the "IBM Agreement"). This agreement is for a term of three years with IBM having the right to renew it for two additional one-year terms. The Company has been informed that Truecolor Systems will be IBM's first product targeted at spot color applications in high-speed printing. The integration of color into IBM's AFP (Advanced Function Printing) protocol and the use of the Truecolor System as an integrated post-processing device attached to the IBM 3900 and IBM InfoPrint 4000 high-speed, black-on-white printers are expected to be marketed worldwide by IBM's international operations.
Under the IBM Agreement, IBM has committed to purchase consumables from the Company for one year from the date of general availability of Truecolor Systems to IBM customers and, if certain conditions concerning competitive pricing are met, thereafter as well. The IBM Agreement also requires the Company to warrant its products against manufacturing defects for 90 days after initial installation. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products to IBM at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. If the Company is unable to perform its obligations under the agreement, after a cure period, the IBM Agreement affords IBM certain backup manufacturing rights, including the right to manufacture, or have a third party manufacture, the Company's Truecolor Systems. This right to manufacture is limited to the specific types of units not properly delivered and may be terminated if the Company is thereafter able to deliver the units in question in compliance with the terms of the IBM Agreement.

Groupe SET International. In August 1997, the Company and Groupe SET entered into two Product Development and Distribution Agreements (the "SET Agreements"). The SET Agreements have an initial term extending to
December, 2001. Under the first agreement, Groupe SET is expected to market, sell and service Accent Color's Truecolor Systems with the SET-M3056SF and other high speed black-on-white printing systems to target the high speed continuous forms printing segment of the production printing market for applications such as billing statements, brochures and direct mail. Under the second agreement, Groupe SET has agreed to develop a version of its "plug-and-play" Color Enabler Solution ("CES") data interpreter and print controller technologies to allow Accent Color's Truecolor Systems to interface to a wide variety of high speed continuous form and cut sheet black-on-white printers which are not highlight color enabled. In addition, the Color Lay Out ("CLO") software option is expected to enhance customer applications by providing up to 8 colors of highlight color capability without modifying the existing application software.

Oce Printing Systems GmbH. In 1996, Oce van der Grinten N.V., purchased the high-speed printing systems business from Siemens Nixdorf Informationssysteme AG. At that time, the Company had already established an initial relationship with Siemens Nixdorf Printing Systems L.P. to provide Truecolor Systems for Siemens' high-speed printing products. The Company is currently discussing a proposal with Oce for the development and production of Truecolor Systems to be integrated with Oce's Printing Systems using the CES technology to be developed under the SET Agreements.

Backlog
The Company measures backlog based on purchase orders for Truecolor Systems, consumables and spare parts that have not yet been shipped. A substantial amount of the Company's backlog can be modified or canceled prior to 30 days before shipment without penalty, except for the recovery of the Company's actual costs. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. As of December 31, 1997, the Company's total backlog was approximately $2.4 million.

Competition
Although there are existing digital and offset color printing systems, the Company believes there is no other product currently marketed that is capable of cost-effectively printing variable data in multiple standard or custom colors with the functionality of existing high-speed, black-on-white printers.

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

Competition in the markets for the Company's products is highly fragmented. The Xerox 4890 (a similar product is also marketed by Xerox as the DocuPrint 390HC) is a spot color printer which prints in black and one color per job (out of a limited palette). It is capable of printing 92 pages per minute but does not offer custom colors. BESTE Bunch Systems markets a color offset press used as a downstream add-on to Oce or IBM high-speed, black-on-white printers. While it is capable of providing color logos, it does not print variable data, requires a longer time to set up and requires specialized skills. The use of this offset press also requires additional processes of negative production and plate making. In addition, there are production full process color digital printing systems available which operate at print speeds of up to 70 pages per minute, including the Xeikon DCP-32 and the Xerox DocuColor 40. These systems have relatively high print costs per page and operate at much lower speeds than typical applications in the production printing market segment require, making them impractical for high-speed print jobs.

Scitex Digital Printing offers a product based on liquid ink-jet technology which can print at high speed and in multiple colors. This system, though, would require a potential user currently using electro-photographic systems such as those from IBM, Xerox and Oce to completely change equipment and re-train operators to use a different process. The Company believes that the cost and disruption of such an implementation would be prohibitive except in a few very large single applications.

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

Employees
As of March 6, 1998, the Company employed 97 individuals, of whom 36 employees were engaged in engineering and research and development, 35 employees in manufacturing and operations, 10 employees in marketing and service efforts, and 16 employees were working in an administrative capacity. In addition, the Company had also retained one independent contractor working in an administrative capacity. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

Item 2.  Properties
The Company's facilities are located at 800 Connecticut Boulevard in East Hartford, Connecticut and presently consist of approximately 69,000 square feet. The Company believes that these facilities will meet the Company's needs for at least the next 12 months. The Company leases this facility under a lease that expires on December 31, 2000.

Item 3.  Legal Proceedings
The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.
                                  PART II

Item  5.   Market  for  Registrant's Common Stock and  Related  Stockholder
Matters
The Company's Common Stock began trading publicly on the National tier of the Nasdaq Stock Market under the ticker symbol "ACLR" on December 18, 1996. Prior to this date, there was no public market for the Common Stock. The table below sets forth the per share quarterly high and low sales prices of the Common Stock since the Company's initial public offering on December 18, 1996, as reported on the Nasdaq Stock Market.

                                    COMMON STOCK INFORMATION
          Year Ended 12/31/97         High            Low
            First Quarter           $15 1/2           $4 7/8
            Second Quarter           $8 1/2           $3 7/8
            Third Quarter            $6 1/16          $3 3/8
            Fourth Quarter           $5 5/8           $2 1/4
          Year Ended 12/31/96
            Fourth Quarter           $9               $8 1/4

As of March 6, 1998, there were approximately 2,566 stockholders of record which includes those stockholders whose certificates were held by nominees. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data


             For the                                                  For the
              period                                                   period
               from                                                     from
            inception                                                inception
             (May 21,                                                 (May 21,
              1993)                                                    1993)
             through                                                  through
          December 31,     For the year ended December 31,         December 31,
              1993       1994       1995       1996        1997       1997

Statement of
Operations Data:
Sales       $     -    $     -     $     -    $     -      $ 1,578    $  1,578
Costs and
expenses:
 Costs of
 production       -          -           -       1,272       7,397       8,669
 Research and
 development     19         805       3,051      6,932       8,786      19,593
 Marketing,
 general and
 administrative  26         336       1,003      4,394       4,439      10,198
 Related party
 administrative
 expense          -          -           80         25          -          105

                 45       1,142       4,134     12,623      20,622      38,565
Other (income)
expense:
 Interest
 expense          -          12          83        656        246          997
 Interest
 income           -          -           -        (113)      (599)        (712)

                  -          12          83        543       (353)         285
Net  loss  before
extraordinary
item            (45)     (1,154)     (4,217)   (13,166)   (18,691)     (37,272)

Extraordinary
item:
 Loss on early
 extinguishment of
 debt, net of income
 taxes of nil     -          -           -        (573)        -          (573)
Net loss    $   (45)   $(1,154)     $(4,217)  $(13,739)  $(18,691)    $(37,845)

Net  loss  (basic
and  diluted)
per common
share:      $ (.03)    $ (.66)      $ (2.33)  $ (3.57)   $ (1.77)

Weighted
average
common
Shares
outstanding 1,755,000  1,756,841    1,809,240  3,852,982  10,566,890


                                      December 31,
                       1993     1994      1995      1996      1997
Balance Sheet Data:
Cash and cash
equivalents            $   -    $ 165     $   1     $20,289   $ 4,006
Working capital
(deficit)                (24)     (86)   (1,862)     18,189     4,836
Total assets               1      246       728      26,951    12,407
Short-term debt             -      -         50       1,000       -
Long-term debt,less
current portion             -      -      2,020       1,272       -
Total shareholders'
equity (deficit)         (24)     (57)   (3,164)     19,345     7,270


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Accent Color Sciences, Inc. ("Accent Color" or the "Company") is a development stage company that designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to cut sheet, black-on-white production printers. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

During 1995, the Company began negotiations with IBM and Siemens Nixdorf Printing Systems USA, Inc. (which was acquired by an affiliate of Oce Printing Systems GmbH ("Oce") in 1996) to enter into a formal development relationship. During the same period, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes which were demonstrated at Xplor in November 1995.

During 1996, the Company was focused on refining the Truecolor System design and preparing for the commencement of commercial production in the first half of 1997. The Company entered into a Product Purchase Agreement with IBM in April 1996. In October 1996, the Company signed a memorandum of understanding with Oce. At Xplor in October 1996, the Company demonstrated its Truecolor Systems, as well as certain enhancements planned for production in 1998.

On May 6, 1997, IBM announced the limited availability product introduction phase of the Company's continuous form version of the Truecolor System designed for integration with IBM's 3900 production printing system, which IBM will market as the IBM InfoPrint Hi-Lite Color post processor. The product was announced for general worldwide availability on September 15, 1997.

In August 1997, the Company signed an agreement with Groupe SET International ("Groupe SET"), a European provider of high speed digital printing solutions headquartered in Paris, France. Pursuant to this agreement, Groupe SET will market, sell and service the Company's Truecolor Systems with the SET-M3056SF and other high speed black-on-white printing systems. In addition, Groupe SET agreed to develop a version of its "plug-and-play" Color Enabler Solution data interpreter and print controller technologies to allow the Company's Truecolor Systems to interface with a wide variety of high speed continuous form and cut sheet black-on-white printers that are not highlight color enabled.

Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables is expected to generate recurring revenue which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increases.

During the first and second quarters of 1997, the Company's efforts were primarily directed at designing, developing, testing and manufacturing prototype and pre-production systems. In the third and fourth quarters of 1997, the Company's efforts were primarily directed toward the commercial introduction of its Truecolor Systems.

Results of Operations
Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

Total Net Sales. Total net sales were $1,578,000 for the year ended December 31, 1997 compared to none for the year ended December 31, 1996. Printer sales constituted 41.7% of total net sales for the year ended December 31, 1997 while sales of consumables and spare parts constituted 58.3%.

Printers. Printer sales were $658,000 for the year ended December 31, 1997 compared to none for the year ended December 31, 1996. Sales for 1997 consisted of three pre-production systems and two production systems. A total of 27 production systems were shipped during 1997, which were recorded as deferred revenue in accordance with the revenue recognition policy of the Company. As of December 31, 1997, the Company's backlog consisted of 18 systems totaling $2,138,000.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $920,000 for the year ended December 31, 1997 compared to none for the year ended December 31, 1996. These sales were primarily attributed to the shipment of consumables in the second and third quarters of 1997 to fill the channels of an OEM customer.

Costs of Production. Costs of production increased from $1,272,000 for the year ended December 31, 1996 to $7,397,000 for the year ended December 31, 1997. This increase was attributed to three major factors: (i) ramp-up manufacturing expenses related to the Company's launch of the commercial production of its Truecolor Systems, (ii) cost of goods sold related to the sale of printers, consumables and spare parts and (iii) a charge for obsolete inventory due to the enhancement of the Company's product from narrow to wide printhead systems and a cancellation charge related to purchase commitments of inventory totaling $1,250,000 and $300,000, respectively.

Research and Development Expenses. Research and development expenses increased 26.7% from $6,932,000 for the year ended December 31, 1996 to $8,786,000 for the year ended December 31, 1997. This increase was primarily attributed to engineering and product ramp-up costs associated with the development of the wide ink jet printhead in addition to an increase in payroll costs for personnel retained to support such efforts. This increase was partially offset by a decrease in materials procured for research and development as in 1997, the Company's efforts were primarily focused on production with a less significant emphasis on research and development. During 1996, however, systems were built for research and development purposes and the related components were utilized for design improvements and testing.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased from $4,393,000 for the year ended December 31, 1996 to $4,439,000 for the year ended December 31, 1997. This increase was primarily attributed to the hiring of additional marketing and administrative personnel, expenses associated with promotional activities and costs incurred for professional services to support the Company's anticipated revenue growth and manufacturing activities. This increase was partially offset by expenses incurred in 1996 related to the recruiting of personnel, system documentation, regulatory testing, deferred financing costs and the Company's relocation to a new facility, which were not incurred during the comparable time in 1997.

Interest Expense and Other (Income) Expense. Interest expense decreased 62.5% from $656,000 for the year ended December 31, 1996 to $246,000 for the year ended December 31, 1997. This decrease was primarily attributed to the elimination of interest expense related to extinguished debentures originally issued in October 1995, February 1996 and October 1996. Interest income increased by $486,000 from $113,000 for the year ended December 31, 1996 to $599,000 for the year ended December 31, 1997. This increase in interest income was attributed to a greater amount of cash available for investment in 1997 as compared to 1996, primarily due to the Company's initial public offering in December 1996.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

Total Net Sales. The Company recognized no revenue for the years ended December 31, 1996 and 1995. During 1996, the Company's efforts were directed at designing, developing, testing and manufacturing prototype and pre-production systems. During 1995, the Company's efforts were directed at designing, developing, testing and manufacturing prototype systems only.

Costs of Production. Costs of production of $1,272,000 incurred during 1996 consist of the start-up manufacturing expenses related to the Company's preparation for commercial production of its Truecolor Systems.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses increased 127% from $3,050,000 for the year ended December 31, 1995 to $6,932,000 for the year ended December 31, 1996. This increase reflects additional expenses associated with the development, manufacturing and testing of prototype systems, the increase in engineering and production personnel and upgrades and enhancements for pre-production systems. Research and development
expenses were offset  by  $300,000  and  $614,000  in  1996  and   1995,
respectively, as a result of customer payments for prototype units.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses primarily consist of (i) the marketing cost in connection with product promotional activities and certain indirect marketing activities in conjunction with the Company's OEM customers and
(ii) general and administrative costs related to the salaries of the Company's executive, administrative and financial personnel, and associated costs. Marketing, general and administrative expenses increased 338% from $1,003,000 for the year ended December 31, 1995 to $4,393,000 for the year ended December 31, 1996. This increase was primarily attributed to the hiring of additional service, marketing and administrative personnel to support the Company's anticipated revenue growth and manufacturing activities.

Related Party Administrative Expense. Related party administrative expense reflects financial advisory fees paid to an investment banker who was a director of the Company. Total related party administrative expense recorded by the Company in 1996 and 1995 was $25,000 and $80,000, respectively.

Interest Expense and Other (Income) Expense. Interest expense increased by $573,000 from $83,000 for the year ended December 31, 1995 to $656,000 for the year ended December 31, 1996. This increase was primarily attributed to the increase in debt outstanding during 1996 as a result of the issuance of debentures in October 1995, the issuance of debentures in February 1996, the issuance of short term notes in October 1996 and borrowings under a loan from Xerox Corporation beginning in 1996. Interest income was $113,000 for the year ended December 31, 1996 compared to none for the year ended December 31, 1995.

Liquidity and Capital Resources
The Company's need for funding has increased from period to period as it has continued its research and development activities for the enhancement of Truecolor Systems, increased its capital expenditures on equipment and commenced production of Truecolor Systems. To date, the Company has financed its operations through customer payments, borrowings and sale of equity securities.

Through December 31, 1997, the Company had received $5.1 million from the delivery of seven prototype, nine pre-production and twenty-seven production systems to customers, net proceeds of $7.8 million from borrowings and the sale of debt securities, net proceeds of $2.5 million from the exercise of warrants and stock options and net proceeds of $39.5 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $15.1 million was raised through the private placement of equity securities.

On October 16, 1997, the Company completed a private placement offering ("Unit Offering") of 437,913 units of its common stock at a price of $10.95 per unit, or $3.65 per share. Each unit consisted of three shares of common stock and a warrant exercisable into one share of common stock. The offering resulted in net proceeds of approximately $4,486,000 to the Company.

As of December 31, 1997, the Company's primary source of liquidity was cash and cash equivalents totaling $4.0 million.

Operating activities consumed $18.9 million in cash in 1997 compared to $12.5 million in 1996. This increase was primarily attributed to an increase in the net loss of the Company, an increase in inventories and accounts receivable, a decrease in customer advances and deposits and a decrease in accounts payable as the Company began to ship Truecolor Systems and reduced its outstanding liabilities accordingly. This was partially offset by a decrease in prepaid expenses and other assets and an increase in deferred revenue and other long-term liabilities.

Capital expenditures decreased 50% from $2.6 million for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997. This decrease was primarily attributed to the Company's relocation to a new facility in May 1996. Approximately $1.3 million was incurred by the Company as a result of this relocation. Capital expenditures during 1997 primarily reflect acquisitions of equipment to support the Company's anticipated growth in revenue, manufacturing activities and continued engineering and development efforts.

Under an agreement with Spectra, the Company was obligated to pay $250,000 per calendar quarter through 1997 in order to maintain certain exclusive rights. As of December 31, 1997, the Company had fulfilled its obligations related to such exclusivity rights. Pursuant to the same agreement, the Company must pay Spectra royalties and license fees upon achieving certain volume purchase levels. In addition, the Company has a development arrangement with Spectra that would require the Company to make additional payments to support developing a wider printhead manufacturing capability.

Based on the current operating plan of the Company, the primary requirements for cash through 1998 will be directed toward an increase in the marketing and sales efforts of the Company, the optimization of manufacturing and customer support resources to meet the demands of the market, the commercial production of the enhanced Truecolor System and the further development and enhancement of the Company's products. As part of its growth efforts during 1998, the Company currently expects (i) to hire approximately seven additional personnel within the areas of manufacturing, sales and marketing, and customer service (ii) to acquire inventories of modules, components and wax-based inks for Truecolor Systems and (iii) to invest in additional printhead manufacturing capacity. The Company's currently planned research and development activities are focused on developing wider ink jet printheads for greater color coverage per page and higher resolution ink jet printing.

During 1997, the Company continued to adjust its staffing levels from a high of 145 full-time, part-time and contract employees as of October 31,
1997 to 140 employees as of December 31, 1997. In January 1998, the Company completed a realignment of its staffing in an effort to further optimize its resources to meet the challenges and demands of the marketplace. This realignment and other reductions decreased the Company's staffing to 98 full-time, part-time and contract employees as of March 6, 1998.

On January 13, 1998, the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. Pursuant to the financing, the Company issued 4,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2008. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided.

Under the current operating plan, the Company believes that its existing cash resources and the funds raised through the private placement completed in January 1998 will be sufficient for the financing of its operations and capital expenditures through at least the second quarter of 1998. The Company is continuing to review various financing strategies, both debt and equity, that would allow it to continue to fund operations and planned capital expenditures through the remainder of 1998. In the event the Company is unsuccessful in achieving its anticipated increased sales volume or the Company fails to obtain additional financing, the Company would expect to reduce costs and expenses through reduction in its planned expansion, including a reduction in 1998 planned inventory increases, capital expenditures and other costs, sufficient to fund cash requirements through the end of 1998. The Company is a development stage company and it is expected that quarterly net losses will continue through at least the third quarter of 1998.

Year 2000
The Corporation continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Corporation's products and key financial operational systems are being reviewed and, where required, plans have been developed to ensure that the Company's products and computer systems continue to function properly. Management does not expect these costs will have a material adverse impact on the Corporation's financial position, results of operations or cash flows. However, the Corporation could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

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

Limited Operating History; History Of Losses; Uncertainty Of Future Financial Results. The Company was formed in May 1993 and is a development stage company with a limited operating history. The Company incurred losses in each year of existence and incurred a net loss of $18,691,000 for the year ended December 31, 1997. As a result of these losses, as of December 31, 1997, the Company had an accumulated deficit of $37,845,000. It is expected that quarterly net losses will continue through at least the third quarter of 1998 and that the Company will incur a net loss for 1998. In order to support the anticipated growth of its business, the Company expects to expand its manufacturing capabilities, marketing and customer service functions. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenue does not increase at an equal or greater rate.

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

Dependence On A Limited Number Of Customers; Revenue Concentration. The Company anticipates that sales of its Truecolor Systems and consumables to a limited number of OEM customers will account for substantially all of the Company's revenue. As of December 31, 1997, the Company had contracts with only two customers, IBM and Groupe SET, and was discussing a proposal with a third customer, Oce. There can be no assurance that these customers will purchase a significant volume of the Company's products.

Dependence   On  Third  Party  Marketing,  Distribution  And  Support.    A
significant element of the Company's marketing strategy is to form alliances with third parties for the marketing and distribution of its products. To this end, the Company has entered into the IBM Agreement and the SET Agreements for the marketing, distribution and support of the Company's products. There can be no assurance that (i) the Company will be successful in maintaining such alliances or forming and maintaining other alliances, (ii) the Company will be able to satisfy its contractual obligations with its OEM customers or (iii) the Company's OEM customers will devote adequate resources to market and distribute the Company's products successfully.

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

Dependence On Major Subcontractors And Suppliers. The Company relies on subcontractors and suppliers to manufacture, subassemble and perform certain testing of some modules and parts of Truecolor Systems. The Company currently performs the final assembly and testing of various Truecolor System components and of each complete Truecolor System, and the Company plans to eventually outsource the full assembly and testing of the major modules of the Truecolor Systems. There can be no assurance that subcontractors or suppliers will meet the Company's price, quality, quantity and delivery requirements or otherwise perform to the Company's expectations.

Development Risks. The Company is a development stage company. The Company has products in various stages of development, and minimal revenue has been recognized from the sale of its products. The Company has developed and plans to market new products and new applications of technology and, accordingly, is subject to risks associated with such ventures. The Company has delivered prototype, pre-production and production Truecolor Systems and is entering the pre-production phase for the enhanced version of these systems. The future results of the Company must be considered in light of the expenses and delays frequently encountered in connection with the operation of a new business, the development and production of new products and the development of practical production techniques for the products.

Limited History Of Product Manufacturing. To date, the Company has manufactured only limited quantities of Truecolor Systems. To be profitable, the Company's products must be manufactured in sufficient quantities and at acceptable costs. Future production in sufficient quantities may pose technical and financial challenges for the Company, and no assurance can be given that the Company will be able to reduce its current product costs to an acceptable level and to make a successful transition to high-volume production.

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

Need For Additional Funding For Operating And Capital Requirements. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. Further, the Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend on many factors, including the extent and timing of the sale of Truecolor Systems, the timing and cost associated with the expansion of the Company's manufacturing, sales and marketing and customer support capabilities and the Company's operating results. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Warranty; Limit On Prices For Spare Parts. The Company warrants its Truecolor Systems to be free of defects in workmanship and materials for 90 days from installation at the location of the end user. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. There can be no assurance that the Company will not experience warranty claims or parts failure rates in excess of those which it has assumed in pricing its products and spare parts. Any such excess warranty claims or spare parts failure rates could have a material adverse effect on the Company's business, financial condition or results of operations. The Company currently has minimal experience with the volume or nature of warranty claims relating to its products.

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

Limited Protection Of Proprietary Technology And Risks Of Third-Party Claims. The Company's ability to compete effectively will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, suppliers, employees and independent contractors to enter into nondisclosure agreements. In addition, the Company has received a patent, and has filed additional U.S. and foreign patent applications to protect technology which the Company believes is proprietary about its technology. There can be no assurance, however, that these agreements, arrangements or patents will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information. A failure of such protection could have a material adverse effect on future results of the Company.

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


Item 8.  Financial Statements and Supplementary Data
                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accent Color Sciences, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and for the period from inception (May 21, 1993) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     The  Company's  plans for funding future operations are  described  in
Note 1.



/s/ Price Waterhouse LLP
Hartford, Connecticut
March 12, 1998


                                             December 31,
                                         1997           1996
Assets
Current assets:
     Cash and cash equivalents      $  4,005,563    $  20,288,535
     Accounts receivable                 439,934           13,669
     Due from officer (Note 11)                -           15,802
     Inventories (Notes 2 and 4)       4,611,216        3,362,252
     Prepaid expenses and other
     current assets                      323,306          511,633

          Total current assets         9,380,019       24,191,891

Fixed assets, net (Notes 2 and 3)      2,974,422        2,727,220
Other assets, net (Note 2)                52,698           32,354

          Total assets              $ 12,407,139    $  26,951,465

Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term
     debt (Note 5)                  $          -    $   1,000,000
     Obligations under capital
     leases (Note 8)                      61,360           47,555
     Accounts payable                    859,693        1,935,108
     Accrued expenses                  1,041,383          683,198
     Customer advances and deposits       85,600        1,387,400
     (Note 2)
     Deferred revenue (Note 2)         2,496,000          950,000

          Total current liabilities    4,544,036        6,003,261

Obligations under capital leases          91,937          123,621
(Note 8)
Long-term debt, net of discount                -        1,271,638
(Note 5)
Other long-term liabilities              501,644          208,002
(Notes 7 and 8)

          Total non-current
          liabilities                    593,581        1,603,261

Commitments and contingencies (Notes
8 and 12)
Shareholders' equity (Note 6 and 13):
Preferred stock, no par value,
500,000 shares authorized,
0 shares issued and outstanding                -                -

Common stock, no par value,
25,000,000 shares authorized,
11,989,855 and 10,139,775
shares issued and outstanding         45,114,633       38,499,490

Deficit accumulated during the
development stage                   (37,845,111)     (19,154,547)

          Total shareholders' equity   7,269,522       19,344,943

          Total liabilities and
          shareholders' equity       $12,407,139      $26,951,465


                                                                For the period
                                                                from inception
                         For the year ended December 31,        (May 21, 1993)
                                                                    through
                         1997           1996           1995       December 31,
                                                                      1997
Revenue              $  1,577,508   $        -    $        -    $  1,577,508
Costs and expenses:
  Costs of production   7,396,828    1,272,357             -       8,669,185
  Research and
  development           8,786,217    6,932,017     3,050,534      19,593,125
  Marketing, general
  and administrative    4,438,518    4,393,380     1,002,869      10,197,533
  Related party
  administrative
  Expense (Note 11)             -       25,000        80,260         105,260

                       20,621,563   12,622,754     4,133,663      38,565,103

Other (income) expense:
  Interest expense        245,550      655,730        83,292         996,380
  Interest income       (599,041)     (113,126)            -       (712,167)

                        (353,491)      542,604        83,292         284,213

Net loss before      (18,690,564)  (13,165,358)   (4,216,955)   (37,271,808)
extraordinary item

Extraordinary item:
  Loss on early
  extinguishment of debt,
  net of income taxes of
  nil                          -      (573,303)            -       (573,303)

Net loss            $(18,690,564) $(13,738,661)  $(4,216,955)  $(37,845,111)


Net loss (basic and
diluted) per common
share (Note 2):     $      (1.77) $      (3.57)  $     (2.33)

Weighted average common
shares Outstanding
(Note 2)               10,566,890     3,852,982     1,809,240



                                                             For the period
                                                             from inception
                        For the year ended December 31,      (May 21, 1993)
                                                                 through
                       1997           1996          1995     December 31, 1997
Cash flows from
operating activities:
 Net loss           $(18,690,564)  $(13,738,661) $(4,216,955)   $(37,845,111)
 Adjustments to
 reconcile net loss
 to net cash used in
 Operating activities:
   Depreciation and
   amortization        1,128,533        974,184      111,127       2,217,032
   Write-off of
   deferred
   offering costs              -              -       47,264          47,264
   Expense related
   to stock and
   options granted       345,230              -       18,400         363,630
   Debenture issued
   for services                -              -       50,000          50,000
   Loss on disposal of
   fixed assets           11,460         82,691        9,378         103,529
   Conversion of
   accrued interest
   to common stock             -        231,147            -         231,147
   Extraordinary loss
   on extinguishment
   of debt                     -        573,303            -         573,303
 Changes in assets and
 liabilities:
   Accounts receivable
   and amount due
   from officer        (410,463)       (29,471)            -        (439,934)
   Inventories       (1,248,964)    (3,362,252)            -      (4,611,216)
   Prepaid expenses
   and other assets     188,327       (502,776)      (3,731)        (323,306)
   Accounts payable and
   accrued expenses    (717,230)      1,366,969      793,990       1,723,555
   Due to officers            -        (20,711)      (2,357)               -
   Customer advances
   and deposits      (1,301,800)        837,400      550,000          85,600
   Deferred revenue   1,546,000         950,000            -       2,496,000
   Other long-term
   liabilities          293,642         133,091       74,911         501,644

 Net cash used
 in operating
 activities         (18,855,829)   (12,505,086)  (2,567,973)     (34,826,863)

Cash flows from
investing activities:
 Proceeds from sale
 of fixed assets              -          5,524            -            5,524
 Purchases of
 fixed assets        (1,256,244)    (2,611,891)   (525,718)       (4,422,248)
 Cost of patents        (21,666)       (28,534)     (1,207)          (54,766)

 Net cash used
 in investing
 activities          (1,277,910)    (2,634,901)   (526,925)       (4,471,490)

Cash flows from
financing activities:
 Payment of capital
 lease obligations      (69,146)       (71,953)          -          (141,099)
 Net proceeds from
 issuance of debentures       -       3,049,768  1,789,333          4,839,101
 Proceeds from issuance
 of warrants                  -         261,482     56,631            318,113
 Net proceeds from
 issuance of
 common stock         4,486,326      33,869,508          -         38,407,134
 Proceeds from
 exercise of options
 and warrants         1,783,587               -    694,960          2,478,547
 Net proceeds from
 issuance of
 preferred stock
 through offerings
 and conversion
 of debt                      -               -    340,060          1,430,634
 Increase (decrease)
 in notes payable             -        (50,000)     50,000                  -
 Increase in
 long-term debt               -       2,223,750          -          2,223,750
 Deferred offering
 costs                        -               -          -            (47,264)
 Repayment of
 debentures         (2,350,000)     (3,855,000)          -         (6,205,000)

 Net cash provided
 by financing
 activities           3,850,767     35,427,555   2,930,984         43,303,916

 Net increase
 (decrease) in
 cash and cash
 equivalents       (16,282,972)     20,287,568   (163,914)          4,005,563

Cash and cash
equivalents at
beginning of
period              20,288,535             967     164,881                  -

Cash and cash
equivalents at
end of period      $ 4,005,563    $ 20,288,535    $    967      $   4,005,563

Supplemental disclosure
  Cash paid for:
   Interest        $   167,188    $    246,509    $      -      $     413,697

Non-cash investing
activities (Note 8):
Capital lease obligations of
$51,268 were incurred
during the year ended
December 31, 1997,
reflecting new equipment
leases



                                                        Deficit
                                                        Accumulated
                                                        During the
                Common Stock       Preferred Stock      Development
              Shares     Amount    Shares    Amount        Stage       Total
Proceeds
from sale      3,900     $21,800        -    $     -     $     -    $ 21,800
Net loss           -           -        -          -     (45,398)    (45,398)

December
31, 1993       3,900      21,800        -          -     (45,398)    (23,598)

Stock
split      1,751,100           -        -          -           -           -
Conversion
of debentures      -           -   74,360    371,804           -     371,804
Proceeds
from sale          -           -  160,000    643,770           -     643,770
Conversion of
promissory
notes         42,000      50,000        -          -           -      50,000
Reclassification   -     (20,500)       -          -           -     (20,500)
Shares issued
for services       -           -   15,000     75,000           -      75,000
Net loss           -           -        -          -  (1,153,533) (1,153,533)

December 31,
1994       1,797,000      51,300  249,360  1,090,574  (1,198,931)    (57,057)
Proceeds
from sale          -           -   75,000    340,060           -     340,060
Exercise of
Warrants     297,840     694,960        -          -           -     694,960
Options
granted to
service
provider           -      18,400        -          -           -      18,400
Warrants
issued
with debt          -      56,631        -          -           -      56,631
Net loss           -           -        -          -  (4,216,955) (4,216,955)

December 31,
1995       2,094,840     821,291  324,360  1,430,634  (5,415,886) (3,163,961)

Warrants
issued
with debt          -     138,032        -          -           -      138,032
Proceeds
from sale  2,625,000   9,460,044        -          -           -    9,460,044
Warrants issued
with debt         -      123,450        -          -           -      123,450
Proceeds from
initial public
offering  3,450,000   24,409,464        -          -           -   24,409,464
Conversion of
Series III
debentures  607,626    2,116,575        -          -           -    2,116,575
Conversion of
Preferred
stock     1,362,309    1,430,634 (324,360) (1,430,634)         -            -
Net loss          -            -        -          - (13,738,661) (13,738,661)

December 31,
1996     10,139,775  $38,499,490        -  $       - $(19,154,547) $19,344,943

Exercise
of options   92,250      465,067        -          -           -       465,067
Exercise of
warrants    394,091    1,445,000        -          -           -     1,445,000
Shares issued in
connection with
the Xerox
agreement    50,000      218,750        -          -           -       218,750
Proceeds from
sale      1,313,739    4,486,326        -          -           -     4,486,326
Net loss          -            -        -          - (18,690,564)  (18,690,564)

December 31,
1997     11,989,855  $45,114,633        -    $     - $(37,845,111) $ 7,269,522


1. Formation and Operations of the Company
Accent Color Sciences, Inc. (the "Company") was incorporated in Connecticut in May 1993. The Company designs, manufactures and sells innovative high-speed, color printers ("Truecolor Systems") to attach to high-speed, black-on-white printers. The Company also sells related consumables and spare parts. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Development and testing of a prototype began in January 1994, with a "proof-of-concept" system developed in November 1994. During 1995, the Company began negotiations with major original equipment manufacturers ("OEMs") to enter into formal development relationships. At the same time, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes that were
completed  in  1995.   As of December 31, 1996, the Company  received  $1.5
million  for the delivery of seven prototype machines to various OEMs.   As
of December 31, 1997, the entire $1.5 million has been offset against research and development expense. During 1996, the Company was focused on refining the Truecolor System design and preparing for the commencement of
commercial  production  in the first half of 1997.   During  1997,  an  OEM
announced general worldwide availability of the Company's continuous form version of the Truecolor System designed for integration with their production printing system and the Company launched into commercial production. In 1997, all sales were attributable to a single customer.

Management believes that the existing cash on hand at December 31, 1997, combined with proceeds from the January 1998 financing (Note 13), additional anticipated financing and operating cash flows will be adequate to fund the Company's planned cash requirements through the end of 1998. In the event the Company is unsuccessful in achieving its anticipated increased sales volume or the Company fails to obtain additional financing, the Company would expect to reduce costs and expenses through reduction in its planned expansion, including a reduction in 1998 planned inventory increases, capital expenditures and other costs, sufficient to fund cash requirements through the end of 1998.

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

Revenue Recognition
Revenue is generally recognized upon product shipment and customer acceptance. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of revenue recognition. Until such time that the Company has adequate information to estimate future returns, revenue resulting from Truecolor Systems is deferred until the end of the warranty period. As of December 31, 1997 and 1996, the Company had deferred revenue of $2,496,000 and $950,000 related to Truecolor Systems shipped.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks, as well as short-term investments with original maturities of 90 days or less.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Fixed Assets
Fixed assets are stated at cost and are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are between three and five years. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life of the asset.

Patent
Patent costs of $53,875 and $33,100 at December 31, 1997 and 1996, respectively, are capitalized as incurred and are amortized, once issued, using the straight-line method over the shorter of the legal term or estimated useful life. Accumulated amortization was $1,177, $746 and $338 at December 31, 1997, 1996 and 1995, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Research and Development Expenditures
Research and development expenditures are charged to expense as incurred.

Customer Advances and Deposits
     Customer Advances Under Research and Development Agreements
Amounts advanced pursuant to customer sponsored research and development agreements are recognized as a liability until certain obligations (as defined in the agreements, including delivery and acceptance of certain test units) under the agreements have been met. When the obligations are met, the amounts are offset against research and development expense. Advances of $0 and $600,000 were deferred as of December 31, 1997 and 1996, respectively. Amounts offset against research and development expense were $600,000, $300,000, and $614,000 for the years ended December 31, 1997,
1996 and 1995, respectively.
     Customer Deposits
Based on sales contracts with certain customers, the Company was entitled, for a limited time, to a percentage of the sales price upon receipt of certain firm purchase orders. Customer deposits of $85,600, and $787,400 were deferred at December 31, 1997 and 1996, respectively.

Stock-Based Compensation
The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Incentive Plan. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Additional disclosures required under Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," are included in Note 7, Stock Incentive Plan.

Net Loss Per Common Share
In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for all periods presented. Basic earnings per share computations are determined based on the weighted average number of shares outstanding during the period. The effect of the exercise and conversion of all securities, including stock options and warrants would be antidilutive and thus is not included in the diluted earnings per share calculation.

3.   Fixed Assets

                                           December 31,
                                        1997         1996
     Equipment                     $1,564,611   $  717,819
     Computers                        902,662      790,791
     Furniture and fixtures           487,627      417,251
     Leasehold improvements           953,699      795,230
     Purchased software               369,606      319,381
     Capital leases - equipment       294,397      243,129

                                    4,572,602    3,283,601
     Less: accumulated
     depreciation and
     amortization                   1,598,180      556,381

                                   $2,974,422   $2,727,220

Amortization expense for capital leases amounted to $77,250, $42,454 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense was $971,601, $485,191 and $53,586 for the years ended December 31, 1997, 1996 and 1995, respectively.

4. Inventories
Inventories consist of the following:

                                                  December 31,
                                                1997         1996
  Raw materials and components               $1,590,386  $2,242,756
  Work-in-process                               403,585     607,245
  Finished goods                              2,617,245     512,251

                                             $4,611,216  $3,362,252

5. Debt
The following table summarizes the Company's current outstanding debt:


                                                     December 31,
                          Stated
                         Interest   Maturity      1997       1996
                           Rate
  Long-term debt, net
  of unamortized
  discount of $0 and
  $78,362                 8.00%   1997 - 1998   $      -  $2,271,638

                                                       -   2,271,638

  Less: current portion                                -   1,000,000

                                                $      -  $1,271,638


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

At the time of issuance, each holder of a Series III Debenture received a detachable warrant (the "Series III Warrants") to purchase common stock for an amount of shares equal to the Series III Debentures' principal amount divided by the conversion rate. Series III Warrants issued were exercisable into 544,554 common shares at an exercise price of $3.67 per share with an expiration date of August 15, 1997. The Series III Warrants were valued at $56,631, and accordingly this amount was allocated to common stock with an equivalent discount recorded on the Series III Debentures. The discount was amortized over the term of the debentures until its conversion to common stock on December 23, 1996. Amortization expense was $0, $30,226 and $5,148 for the years ended December 31, 1997, 1996 and 1995, respectively. The unamortized discount remaining at conversion was included as a reduction in the carrying value of the related common stock.

Related deferred debt issuance costs of $278,157 were amortized using the effective interest method over the term of the related debt until its conversion to common stock on December 23, 1996. Amortization expense was $0, $136,088 and $52,154 for the years ended December 31, 1997, 1996 and 1995, respectively. The unamortized cost remaining at conversion was included as a reduction in the carrying value of the related common stock.

Series IV Debentures
During February 1996, the Company completed a private placement of 8% subordinated debentures (the "Series IV Debentures") for net proceeds of $405,000, of which $240,000 were issued to a director of the Company. The Series IV Debentures were non-convertible. The Series IV Debentures were due on August 31, 1996, and were repaid by the Company on August 29, 1996. In addition, each holder received detachable warrants (the "Series IV Warrants") to purchase common stock equal to the Series IV Debentures' principal amount divided by $3.67. The Series IV Warrants were valued at $0.11 per warrant. Accordingly, $11,782 was allocated to common stock, with an equivalent discount recorded on the Series IV Debentures. The entire discount was amortized in the year ended December 31, 1996. The Series IV Warrants issued are exercisable into 110,454 shares of common stock at an exercise price of $3.67 per share with an expiration date of February 28, 2001.

Xerox Loan
In 1996, the Company and a customer finalized terms of a loan that provided for a maximum commitment of $3,000,000, at an annual interest rate of 8.00%, through April 1, 1998. As part of the inducement to extend such commitment, the Company agreed to issue detachable warrants. During 1996, the Company received $2,350,000 in loan proceeds and issued detachable warrants exercisable into 375,000 shares of common stock at $3.67 per share. A warrant to purchase 125,000 shares was issued with an expiration date of February 28, 1999 and a warrant to purchase 250,000 shares was issued with an expiration date of April 19, 1999. Accordingly, $126,250 was allocated to common stock with an equivalent discount recorded on the note. Amortization expense was $78,362, $47,888 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company paid its first principal installment of $500,000 on July 1, 1997. During September 1997, the Company concluded an agreement with the customer that superceded the prior production and loan agreements. Under the new agreement, the customer exercised the warrants to purchase 375,000 shares of common stock. The exercise proceeds of $1,375,000 were applied to reduce the outstanding debt and accrued interest. The principal balance remaining after this reduction was paid in full in three equal installments prior to the end of 1997.

In exchange for mutual releases from liability under the prior production agreement, the Company issued 50,000 shares of common stock to the customer. The Company's product deposits from the customer were offset against the charge resulting from the issuance of 50,000 shares of common stock and inventories specific to the project, resulting in no material impact to the Statement of Operations.

Private Financing
On October 11, 1996, the Company completed a private financing (the "Interim Financing") of discounted notes in an aggregate principal amount of $3,450,000 bearing interest at a rate of 8.70% per annum (excluding debt discount). This financing resulted in net proceeds to the Company of
$2,780,000. The Interim Financing was repaid upon the closing of the initial public offering on December 23, 1996.

At the time of issuance, holders of notes of the Interim Financing received warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.00 per share with an expiration date of October 11, 2001. The Interim Financing Warrants were valued at $123,450, and accordingly this amount was allocated to common stock with an equivalent discount recorded on the notes. The discount was amortized over the term of the debentures until its extinguishment on December 23, 1996. Amortization of the original issue discount and the warrant valuation was $0, $159,107 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. The unamortized discount remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt.

Related deferred debt issuance costs of $220,000 were capitalized and were amortized using the effective interest method over the term of the debt until its extinguishment on December 23, 1996. Amortization expense was $0, $61,040 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. The unamortized cost remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt.

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

All shares and per share conversion amounts (unless otherwise indicated) in the accompanying financial statements have been restated to reflect the capital stock transactions described.

Common Stock
In June 1996, pursuant to a private placement offering, the Company issued 2,625,000 shares of common stock for $4.00 per share. This offering resulted in net proceeds of $9,460,044 to the Company. Stock purchase warrants exercisable into 300,000 common shares with an exercise price of $4.00 and an expiration date of June 28, 2001 were issued to the placement agent in connection with this offering.

On December 23, 1996, the Company completed an initial public offering pursuant to which 3,450,000 common stock shares were issued at $8.00 each resulting in net proceeds of $24,409,464 to the Company.

On October 16, 1997, the Company completed a private placement offering ("Unit Offering") of 437,913 units of its common stock at a price of $10.95 per unit, or $3.65 per share. Each unit consisted of three shares of common stock and a warrant exercisable into one share of common stock. The Unit Offering resulted in net proceeds of approximately $4,486,000 to the Company. The warrants were issued with an exercise price of $4.74 per share and an expiration date of October 16, 2002. Additionally, warrants exercisable into 102,500 shares of common stock were issued to the placement agents for services provided. These warrants were granted with an exercise price of $4.74 per share and an expiration date of October 16, 2002.

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

In 1994, pursuant to a private placement offering (the "Preferred Stock Offering"), the Company issued 160,000 shares of Series A Preferred Stock, with net proceeds of $643,770. In February 1995, the Board of Directors increased the authorized shares of Series A Preferred Stock from 300,000 shares to 350,000 shares. In 1995 the Company issued an additional 75,000 shares of Series A Preferred Stock, with net proceeds of $340,060. Series A Preferred Stock purchase warrants exercisable into 23,500 preferred shares with an exercise price of $5.50 and an expiration date of September 2000 for 8,000 shares and February 22, 2001 for 15,500 shares were issued to the placement agent in connection with these Preferred Stock offerings. In September 1994, the Company issued to a third party vendor 15,000 shares of Series A Preferred Stock as partial payment for services rendered pursuant to a development agreement between the third party vendor and the Company. The fair market value of the stock was recorded as $75,000.

Upon effectiveness of the registration statement filed pursuant to the initial public offering of the Company on December 18, 1996, the 324,360 outstanding shares of Series A Preferred Stock converted at a rate of 4.2 common shares for one share of Series A Preferred Stock for a total of 1,362,309 common stock shares. Additionally, outstanding Series A Preferred Stock purchase warrants for 23,500 shares converted at a rate of
4.2 common stock warrants for one Series A Preferred Stock warrant for a total conversion to 98,700 common stock purchase warrants.

Series B Preferred Stock
In December 1997, the Company's Board of Directors designated a series of 4,500 shares of the Company's previously authorized preferred stock, no par value per share, to be designated as the Series B Convertible Preferred Stock.

Warrants
As of December 31, 1997, the Company had outstanding common stock purchase warrants exercisable into an aggregate of 1,143,227 shares. Such shares have been authorized and reserved.

The following summarizes the activity of outstanding warrants:

                                  Shares under  Exercise price    Warrants
                                     warrant      (per share)    Exercisable
       Outstanding at
       December 31, 1994                 -       $         -             -

       Granted to employees        112,500              3.67
       Granted to Series III
       Debenture holders           544,554              3.67
       Exercised                  (297,840)             2.33

       Outstanding at
       December 31, 1995           359,214       $      3.67       359,214

       Granted to Series IV
       Debenture holders           110,454              3.67
       Granted to noteholder       375,000              3.67
       Granted to service
       providers                    13,635              3.67
       Granted to service
       providers                    15,000              3.67
       Granted to
       placement agent             300,000              4.00
       Conversion of preferred
       stock warrants               98,700              1.31
       Granted to former advisor
       in settlement                32,433              4.40
       Granted to former advisor
       in settlement                   554              8.80
       Granted to Interim
       Financing holders            45,000              7.40
       Warrants surrendered       (112,500)             3.67

       Outstanding at
       December 31, 1996         1,237,490     $1.31 - $8.80     1,237,490

       Anti-dilution
       adjustments
       pursuant to
       warrant agreements              673     $3.66 - $8.08
       Exercised                  (394,091)             3.67
       Expired                    (241,258)             3.67
       Granted in Unit Offering    540,413              4.74

       Outstanding at
       December 31, 1997         1,143,227     $1.31 - $8.08    1,143,227



In early December 1995, in order to raise cash for operations, the Company reduced the exercise price of the Series III detachable warrants from $3.67 per share to $2.33 per share (a revised fair market value as of such date) for a limited period of time (through December 15, 1995). Warrant holders exercised 297,840 shares of common stock for $694,960.

Pursuant to provisions in certain warrant agreements, anti-dilution adjustments are to be made to the exercise price and/or the number of shares purchasable under the warrant in certain circumstances. During 1997, adjustments were made in connection with the Unit Offering. All shares and per share conversion amounts are adjusted in the table above.

7. Stock Incentive Plan
In January 1995, the Company's Board of Directors adopted and approved the 1995 Stock Incentive Plan (the "Plan") for directors, officers, key employees and other persons. The Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards to purchase up to 300,000 shares of common stock. In April 1996, the number of shares increased to 1,500,000. During 1997, the number of shares increased to 2,000,000, subject to shareholder approval. Such shares have been authorized and reserved.

Initially, options vested 20% each year, so that the options, or any unexercised portion thereof, would be fully exercisable after a period of five years following the date of their grant. In April 1996, the original vesting period of five years was modified to three years with options vesting  33%  each  year  following the date of their  grant.  All  options previously granted are subject to this modification. In certain circumstances, at the discretion of the Board of Directors, options are granted with a vesting schedule of other than three years. Stock options under the Plan have terms ranging from five to ten years.

The 1995 Stock Incentive Plan activity is summarized as follows:

                        For the year ended      For the year ended
                         December 31, 1997      December 31, 1996
                                   Weighted               Weighted
                                   Average                 Average
                         Shares    Exercise     Shares    Exercise
                                    Price                   Price
Outstanding at
beginning of period    1,280,850   $  3.53       301,500  $   2.58

     Granted             302,675      6.44     1,016,850      3.80
     Exercised          (92,250)      3.67             -         -
     Canceled          (172,425)      6.12      (37,500)      3.20

Outstanding at period
end                    1,318,850      3.85     1,280,850      3.53

Options exercisable
at period end            629,960      3.44       439,000      3.41

Weighted average fair
value of options
granted during the
period                   $  5.20                 $  2.87


The   following  summarizes  additional  information  about  stock  options outstanding at December 31, 1997:

                          Options Outstanding               Options Exercisable

                              Weighted
                  Number      Average     Weighted        Number      Weighted
                Outstanding  Remaining    Average     Exercisable at  Average
                at December Contractual   Exercise     December 31,   Exercise
Exercise Prices  31, 1997       Life      Price           1997        Price
$1.19          154,500       6.17        $ 1.19       113,010        $ 1.19
 3.67          397,750       6.96          3.67       227,000          3.67
 4.00          550,150       7.29          4.00       269,950          4.00
 4.34 - 8.50   216,450       8.31          5.70        20,000          6.18

             1,318,850       7.23        $ 3.85       629,960        $ 3.44

Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss (basic and diluted) per share would have been as follows:

                                        Year ended          Year ended
                                     December 31, 1997   December 31, 1996
Net loss:
     As reported                    $ (18,690,564)         $ (13,738,661)
     Pro forma under FAS 123        $ (20,052,460)         $ (14,716,233)

Pro  forma net loss (basic  and
diluted) per share (unaudited):
     As reported                    $       (1.77)         $       (3.57)
     Pro forma under FAS 123        $       (1.90)         $       (3.82)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rates ranging from 5.97% to 6.73% for options granted during the year ended December 31, 1997and 5.26% to 6.96% for options granted during the year ended December 31, 1996; expected volatility factors of 87% for the year ended December 31, 1997 and 45% to 50% for the year ended December 31, 1996; and an expected option term ranging from 5 to 10 years for both periods.

Compensation expense of approximately $550,725 has been attributed to common stock options granted in August 1996. This compensation expense will be recognized over the three year vesting period, of which $174,420 and $60,993 was recognized as of December 31, 1997 and 1996, respectively. Additionally, compensation expense of approximately $126,000 is included in 1997 for options whose vesting was accelerated in 1997.

8. Leases
Operating Leases
At December 31, 1997, the Company was committed under operating leases for equipment, vehicles and facilities with initial terms of more than one year. The vehicle leases contain a fair value purchase option at the end of the lease term. The facility lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized using the straight-line method. Accrued rent related to this facility lease was $264,480 and $147,000 as of December 31, 1997 and 1996, respectively. Rent expense related to operating leases was $740,772 in 1997, $468,862 in 1996 and $108,800 in 1995.

Minimum lease payments under the noncancelable leases are as follows:

           1998                            $ 748,908
           1999                              815,928
           2000                              815,928
           2001                                    -
           2002                                    -

                Total minimum obligations $2,380,764

Capital Lease Obligations
The Company is obligated under capital leases for certain office equipment that expire on various dates through the year 2000. Future minimum lease payments under these leases are as follows:

           1998                           $    94,740
           1999                                84,914
           2000                                25,389
           2001                                     -
           2002                                     -

                Total minimum obligations     205,043
                Less:  amount  representing
                interest                       51,746

                Present  value  of  minimum
                lease payments                153,297
                Less: current portion          61,360

                                           $   91,937

9. Income Taxes
Deferred tax assets and liabilities are as follows:

                                             December 31,
                                           1997         1996
           Gross deferred tax assets:
                Carryforwards:
                     Research tax
                     credits          $  447,000     $ 314,000
                  Net operating
                  losses              13,841,000     6,517,000
                Other assets           1,316,000     1,164,000

           Gross deferred tax assets  15,604,000     7,995,000

           Gross deferred tax
           liabilities                   (21,000)      (44,000)

           Valuation allowance       (15,583,000)  (7,951,000)

                                     $         -  $         -

The Company has provided a valuation allowance for the full amount of deferred tax assets in excess of deferred tax liabilities since the realization of these future benefits cannot be reasonably assured as of the end of each related period. If the Company achieves profitability, the deferred tax assets may be available to offset future income taxes.

At December 31, 1997, the Company had approximately $34 million of federal net operating loss carryforwards that expire in years 2008 through 2012, approximately $34 million of state net operating loss carryforwards that expire in years 1998 through 2002 and research and development tax credit carryforwards of approximately $447,000 that expire in years 2009 through 2012.

As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. During 1996, the Company experienced such an ownership change that limits the amount of federal net operating loss carryforwards and research tax credits that can be utilized in any one taxable year. At December 31, 1997 the approximate Section 382 annual limitation is $4.6 million for net operating loss carryforwards and research tax credits incurred prior to the ownership change.

10. Disclosure about Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, amounts due from officer, prepaid expenses, current maturities of long-term debt, accounts payable, accrued expenses, customer advances and deposits and deferred revenue approximates fair value because of the short-term nature of those instruments.

The fair value of long-term debt is estimated based upon management estimates and current interest rates offered to the Company on similar debt. The estimated fair value of the Company's debt (see Note 5) approximates its carrying value as of December 31, 1996.

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

The Company entered into an agreement with Knickerbocker on September 20, 1994, in which Knickerbocker would advise the Company with regard to financial matters and methods of financing for a three-year period commencing on January 1, 1996 for a fee of $1,000 per month. In March 1996, the Company terminated this agreement as well as all previous agreements with Knickerbocker. Amounts expensed relating to the advisory agreement and the termination of all existing agreements were $25,000 and $80,260 for the year ended December 31, 1996 and 1995, respectively. Additionally, 32,433 and 554 common stock purchase warrants were granted in 1996 as settlement for a compensation claim. These warrants expire on June 27, 2001 and October 10, 2001, respectively.

Amounts recorded as "Due from officer" represent an advance for relocation costs.

A member of the Company's Board of Directors is a partner with the Company's primary legal firm.

In connection with the Interim Financing (see Note 5), a director and a director's spouse purchased $250,000 and $100,000 of the notes, and received 3,750 and 1,500 of the related warrants, respectively.

12. Commitments and Contingencies
On January 8, 1996, the Company signed a seven-year agreement with a vendor for the supply of inks and printheads. The agreement provides the Company with worldwide rights, as defined. The Company must pay the vendor royalties and license fees upon achieving certain volume purchase levels. The agreement also includes certain exclusivity features that benefit the Company. To maintain the exclusivity rights, quarterly payments of $250,000 are required beginning January 1, 1996 and ending on October 1, 1997, and the Company must purchase all ink and printhead requirements from the vendor and purchase specified minimum amounts each year. The Company has the option to terminate the exclusive rights leaving all other aspects of the agreement unchanged. Currently, it is the Company's intent to maintain the rights.

Effective January 1994, the Company entered into employment agreements with two of its executive officers reflecting a five-year term and a three-year term with an automatic three-year renewal period, respectively. These agreements are subject to termination by either party, and provide for salary continuation and benefits for a specified period under certain circumstances including a change in control (as defined) of the Company. As of December 31, 1997, if all of the employees under contract were to be terminated by the Company without cause (as defined), the Company's liability would be approximately $470,000.

13. Significant Fourth Quarter Event
In the fourth quarter of 1997, the Company took a charge for obsolete inventory due to the enhancement of the Company's product from narrow to wide printhead systems and a cancellation charge related to purchase commitments of inventory totaling $1,250,000 and $300,000, respectively.

14. Subsequent Events
On January 13, 1998 the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. In connection with the financing, the Company issued 4,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. In connection with the sale of the units, the Company agreed to register the common stock issuable upon the conversion of the Series B Convertible Preferred Stock and the execution of the warrants.

The Series B Convertible Preferred Stock ("Series B Stock"), no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks prior to the Company's Common Stock and Series A Preferred Stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Upon occurrence of specific events, as defined in the agreement, the holder may redeem the Series B Stock for cash or shares at the option of the Company. The Company also has optional redemption rights.

The Company has reserved 6,300,000 shares of common stock for issuance pursuant to the conversion of the Series B Stock. This number of shares represents an estimate based on 200% of the number of common shares that would have been issuable upon conversion with an exercise price of $1.875 per share (4,800,000) and 1,500,000 shares issuable under the terms of the Certificate of Designation in the event of certain failures by the Company to comply with various provisions thereof. The actual number of shares issuable upon conversion could be materially less or more than such estimated number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on (a) the market price of the common stock at the time of the conversion, (b) the Company's ability to maintain its NASDAQ listing and (c) the Company's ability to obtain shareholder approval for the issuance of common stock upon the conversion of Series B Stock and the related warrants. In addition, 415,385 shares of common stock, subject to adjustments in accordance with the terms of each warrant, were reserved for issuance pursuant to the exercise of the warrants described above.

The terms of conversion of the Series B Stock issued in January 1998 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price will be treated as an imputed (non-cash) dividend for purposes of calculating earnings per common share, although no assets of the Company will be expended. The imputed dividend is approximately $920,000 and will have the effect of increasing the 1998 net loss per common share. The imputed dividend will be given no other accounting treatment in the 1998 financial statements of the Company and beyond.

Depending on the number of shares of Series B Stock converted into common shares and the timing of such conversions, the transactions may result in further Section 382 annual limitations of net operating loss carryforwards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
Information with respect to Directors may be found under the caption "Election of Directors" on pages 2 and 3 of the Company's Proxy Statement dated April 1, 1998, for the Annual Meeting of Shareholders to be held May 8, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference.

The executive officers of Accent Color as of March 6, 1998 were as follows:

  Name                  Age         Position with the Company
Richard J. Coburn        66        Chairman of the Board
Norman L. Milliard       55        President and Chief Executive Officer
Patrick J. Pedonti       46        Vice President, Treasurer and Chief
                                   Financial Officer
Martyn R. Jones          41        Vice President, Corporate Development
George T. Dolan          42        Vice President, Operations

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

George T. Dolan has been Vice President of the Company since January 1998. He served as Director of Operations from July 1996 to January 1998. He served as Director of Materials and Quality from April 1996 to July 1996. Mr. Dolan joined the Company in April 1996.

Item 11.  Executive Compensation
The information in the Proxy Statement set forth under the captions "Executive Compensation" on pages 7 through 10 and "Compensation of Directors" on page 5 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information set forth under the caption "Principal Shareholders and Key Personnel" on page 5 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the caption "Certain Transactions" on page 11 of the Proxy Statement is incorporated herein by reference.



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

(b)  Reports on Form 8-K
   No  reports  on  Form 8-K were filed during the last quarter  of  fiscal
   1997.

(c)  Exhibit Listing
   Exhibit
    Number  Description
  3.1, 4.1  Restated  Certificate  of  Incorporation  of  the  Company,  as
            amended.(2)
  3.2, 4.2  Bylaws of the Company, as amended December 29, 1997.(2)
            10.1 Product Development and Distribution Agreement dated February 16, 1996 between the Company and Xerox Corporation.(1)
            10.2 Letter of Understanding dated July 2, 1996 between the Company and Xerox Corporation supplementing the Product Development and Distribution Agreement.(1)
            10.3 Amendment to Product Development and Distribution Agreement between the Company and Xerox Corporation dated February 29, 1996.(1)
            10.4 Loan Agreement Promissory Note dated February 29, 1996 between the Company and Xerox Corporation.(1)
            10.5 Product Purchase Agreement dated April 16, 1996 between the Company and International Business Machines Corporation.(1)
            10.6 Letter Agreement supplementing Product Purchase Agreement between the Company and International Business Machines Corporation dated February 23, 1996.(1)
            10.7 OEM Supply Agreement dated January 8, 1996 between the Company and Spectra, Inc.(1)
            10.8 Amendment No. 1 to the OEM Supply Agreement dated July 12, 1996 between the Company and Spectra, Inc.(1)
            10.9 Lease Agreement dated February 16, 1996 between the Company John Hancock Mutual Life Insurance Company.(1)
            10.10 Memorandum of Understanding dated October 10, 1996 between the Company and Oce van der Grinten, N.V.(1)
            10.11      Accent  Color  Sciences, Inc. 1995  Stock  Incentive
            Plan.(1)
            10.12 Employment Agreement dated December 14, 1993 between the Company and Norman L. Milliard.(1)
            10.13 Amendment No. 1 to Employment Agreement between the Company and Norman L. Milliard dated as of January 1, 1995.(1)
            10.14 Employment Agreement dated December 14, 1993 between the Company and Richard J. Coburn.(1)
            10.15 Consulting Agreement dated August 2, 1994 between the Company and Peter Teufel.(1)
            10.16 Consulting Agreement dated May 3, 1996 between the Company and Raymond N. Smith.(1)
            10.17 Consulting Agreement Dated August 2, 1994 between the Company and Klaus Werding.(1)
            10.18 Letter Agreement dated February 28, 1996 between the Company and Pennsylvania Merchant Group Ltd.(1)
            10.19 Letter Agreement dated May 6, 1996 between the Company and Pennsylvania Merchant Group Ltd.(1)
            10.20 Termination Agreement dated August 20, 1996 between the Company and Pennsylvania Merchant Group Ltd.(1)
            10.21 Termination Agreement dated March 29, 1996 between the Company and Knickerbocker Securities, Inc.(1)
            10.22 Form of nondisclosure agreement between the Company and its employees.(1)
            10.23 Form of Registration Rights Agreement Relating to sale of Preferred Stock of the Company.(1)
            10.24 Form of Registration Rights Agreement Relating to sale of Series III Debentures of the Company.(1)
            10.25 Form of registration Rights Agreement Relating to warrants issued in connection with Series III Debentures of the Company.(1)
            10.26 Form of Registration Rights Agreement Relating to Warrants issued in connection with Series IV Debentures of the Company.(1)
            10.27 Form of Registration Rights Agreement Relating to sale of Common Stock of the Company.(1)
            10.28 Registration Rights Agreement Relating to Warrants issued by the Company to Xerox Corporation.(1)
      10.29 Form of Registration Rights Agreement Relating to Warrants issued pursuant to sale of Interim Notes.(1)
      10.30 Form of Securities Purchase Agreement dated as of 1/09/98.(3)
      10.31 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.(3)
      10.32 Form of Warrant issued in connection with the 1998 Private Placement.(3)
      10.33 Form of Registration Rights Agreement dated as of 1/09/98.(3)
      23   Consent of Price Waterhouse LLP
            24 Power of Attorney pursuant to which this Registration Statement has been signed on behalf of certain Directors.
            27   Financial Data Schedule
________________
(1)  Incorporated by reference to Registration Statement 333-14043 on Form
     S-1.
(2)  Incorporated by reference to Registration Statement 333-43467 on Form
     S-3.
(3)  Incorporated by reference to Registration Statement 333-45321 on Form
     S-3.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on March 26, 1998.

                                   ACCENT COLOR SCIENCES, INC.


                                   By   /s/ Norman L. Milliard
                                          Norman L. Milliard
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 26, 1998.

     Signature                       Title                         Date

  /s/ Norman L. Milliard
      Norman L. Milliard      President and Chief Executive     March 26, 1998
                              Officer(Principal Executive Officer)


  /s/ Patrick J. Pedonti
      Patrick J. Pedonti      Vice President, Treasurer         March 26, 1998
                              and Chief Financial Officer
                             (Principal Financial and Accounting Officer)


              *
      Richard J. Coburn       Director                          March 26, 1998

              *
       Robert H. Steele       Director                          March 26, 1998

              *
       Richard Hodgson        Director                          March 26, 1998

              *
   Willard F. Pinney, Jr.     Director                          March 26, 1998

*By: Norman L. Milliard
     Norman L. Milliard
     Attorney-in-fact