Form 10-Q
period 1998-03-31
ACCENT COLOR SCIENCES INC
filed 1998-05-01
CIK 921898

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


                            FORM 10-Q
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended March 31, 1998
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From  _____ to ______


                  Commission File Number 0-29048

                   ACCENT COLOR SCIENCES, INC.
    (Exact name of registrant as specified in its charter)
         Connecticut                      06-1380314
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

      800 Connecticut Boulevard, East Hartford, Connecticut 06108
               (Address of principal executive office) (Zip Code) Registrant's telephone number, including areacode:(860) 610-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.              Yes /x/    No / /

The number of shares outstanding of the registrant's common stock as of April 24, 1998 was 12,198,836.



             ACCENT COLOR SCIENCES, INC.

                      FORM 10-Q
          For The Quarterly Period Ended March 31, 1998
                              INDEX
Part I.  Financial Information

Item 1. Financial Statements                                  3
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9

Part II.  Other Information

Item 1. Legal Proceedings                                    12
Item 2. Changes in Securities and Use of Proceeds            12
Item 3. Defaults Upon Senior Securities                      12
Item 4. Submission of Matters to a Vote of Security Holders  12
Item 5. Other Information                                    12
Item 6. Exhibits and Reports on Form 8-K                     12

Signatures                                                   13


                           ACCENT COLOR SCIENCES, INC.
                         (a development stage company)
                            CONDENSED BALANCE SHEETS



                                       March 31,    December
                                       31, 1998       1997
                                     (unaudited)
Assets
Current assets:
     Cash and cash equivalents       $ 4,735,216    $ 4,005,563
     Accounts receivable                 623,152        439,934
     Inventories (Note 3)              5,184,192      4,611,216
     Prepaid expenses and other
     assets                              275,794        323,306

          Total current assets        10,818,354      9,380,019

Fixed assets, net                      2,682,718      2,974,422
Other assets, net                         52,609         52,698

          Total assets               $13,553,681    $12,407,139

Liabilities and Shareholders' Equity
Current liabilities:
     Obligations under capital
     leases                               63,374         61,360
     Accounts payable                  1,237,809        859,693
     Accrued expenses                    830,389      1,041,383
     Customer advances and deposits       38,320         85,600
     Deferred revenue                  2,598,800      2,496,000

          Total current liabilities    4,768,692      4,544,036

Obligation under capital leases           74,175         91,937
Other long-term liabilities              551,001        501,644

          Total non-current liabilities  625,176        593,581

Shareholders' equity:
     Preferred stock, no par value,
      500,000 shares authorized,
      4,500 and 0 shares issued
      and outstanding (Note 4)         3,921,038             -
     Common stock, no par value,
      25,000,000 shares authorized,
      12,027,355 and 11,989,855
      shares issued and outstanding   45,159,258     45,114,633
     Deficit accumulated during the
      development stage             (40,920,483)   (37,845,111)

    Total shareholders' equity         8,159,813      7,269,522

    Total liabilities and
    shareholders' equity             $13,553,681    $12,407,139


The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the period
                                                     from inception
                                                     (May 21, 1993)
                         Three months ended March        through
                            1998          1997       March 31, 1998
Sales                    $ 916,733      $       -       $2,494,241
Costs and expenses:
    Costs of production  1,628,047        934,218       10,297,232
    Research and
    development          1,478,947      2,128,450       21,072,072
    Marketing, general
    and administrative     909,342      1,157,769       11,212,135

                         4,016,336      4,220,437       42,581,439

Other (income) expense:
     Interest expense        7,783         69,698        1,004,163
     Interest income      (32,014)      (194,110)        (744,181)

                          (24,231)      (124,412)          259,982

Net loss before
extraordinary item     (3,075,372)    (4,096,025)     (40,347,180)

Extraordinary item:
 Loss on early
 extinguishment of debt,
 net of income taxes of
 nil                            -              -         (573,303)

Net loss              $(3,075,372)   $(4,096,025)    $(40,920,483)

Imputed dividend
on preferred
stock (Note 4)           (920,000)             -         (920,000)

Net loss applicable
to common stock       $(3,995,372)   $(4,096,025)    $(41,840,483)

Net loss (basic &
diluted) per common
share (Note 2)        $      (.33)   $      (.40)

Weighted average common
shares outstanding
(Note 2)                11,993,188     10,139,775


The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              For the
                                                            period from
                                                             inception
                                                            (May 21, 1993)
                             Three months ended March 31,      through
                                  1998           1997       March 31, 1998
Cash flows from operating
activities:
Net loss before
imputed dividend             $ (3,075,372)  $ (4,096,025)   $(40,920,483)
Adjustments to reconcile
net loss to net cash used in
operating activities:
      Depreciation and
      amortization                288,321        235,779        2,505,353
      Write-off of deferred
      offering costs                    -              -           47,264
      Expense related to
      stock and options granted         -              -          363,630
      Debenture issued for
      services                          -              -           50,000
      Loss on disposal of
      fixed assets                  13,453             -          116,982
      Conversion of accrued
      interest to common stock           -             -          231,147
      Extraordinary loss on
      extinguishment of debt             -             -          573,303
Changes in assets and
liabilities:
      Accounts receivable        (183,218)      (113,118)       (623,152)
      Inventories                (572,976)      (869,896)     (5,184,192)
      Prepaid expenses and
      other assets                  47,512       (51,918)       (275,794)
      Accounts payable and
      accrued expenses             167,122      (731,824)       1,890,677
      Customer advances and
      deposits                    (47,280)       (30,000)          38,320
      Deferred revenue             102,800        150,000       2,598,800
      Other long-term
      liabilities                   49,357         85,002         551,001

Net cash used in
operating activities            (3,210,281)    (5,422,000)    (38,037,144)

Cash flows from investing
activities:
  Proceeds from sale of fixed
  assets                                 -              -           5,524
  Purchases of fixed assets        (9,982)       (571,712)     (4,432,230)
  Cost of patents                        -        (19,553)        (54,766)

Net cash used in
investing activities               (9,982)       (591,265)     (4,481,472)

Cash flows from financing
activities:
  Payment of capital lease
  obligations                     (15,747)        (24,880)       (156,846)
  Net proceeds from issuance
  of debentures                          -              -        4,839,101
  Proceeds from issuance of
  warrants                               -              -          318,113
  Net proceeds from issuance
  of common stock                        -              -       38,407,134
  Proceeds from exercise of
  options & warrants                44,625              -        2,523,172
  Net proceeds from issuance
  of preferred stock
  through offerings
  and conversion of debt         3,921,038              -        5,351,672
  Increase in long term debt             -              -        2,223,750
  Repayment of debentures                -              -       (6,205,000)
  Deferred offering costs                -              -          (47,264)

Net cash provided by
(used in) financing
activities                       3,949,916        (24,880)       47,253,832

Net increase
(decrease) in cash and
cash equivalents                   729,653     (6,038,145)        4,735,216

Cash and cash
equivalents at
beginning of period             4,005,563        20,288,535               -

Cash and cash
equivalents at end of period  $ 4,735,216      $ 14,250,390     $ 4,735,216


The accompanying notes are an integral part of these financial statements.

                            ACCENT COLOR SCIENCES, INC.
                           (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Deficit
                                                                   Accumulated
                                                                   During  the
                     Common Stock            Preferred Stock       Development
                    Shares       Amount      Shares       Amount        Stage        Total
Proceeds from
sale                3,900       $21,800        -          $     -    $        -     $ 21,800
Net loss                -             -        -                -       (45,398)    (45,398)

December 31, 1993   3,900        21,800        -                -       (45,398)    (23,598)


Stock split      1,751,100            -        -                -             -           -
Conversion of
debentures             -              -     74,360          371,804           -      371,804
Proceeds from
sale                   -              -    160,000          643,770           -      643,770
Conversion of
promissory
notes              42,000        50,000        -                -             -       50,000
Reclassification       -        (20,500)       -                -             -     (20,500)
Shares issued
for services           -              -     15,000           75,000           -       75,000
Net loss               -              -        -                -      (1,153,533)  (1,153,533)

December 31, 1994  1,797,000     51,300    249,360         1,090,574   (1,198,931)     (57,057)

Proceeds from
sale                   -              -     75,000           340,060          -         340,060
Exercise of
warrants          297,840       694,960         -               -             -         694,960
Options granted
to service
provider               -         18,400         -               -             -          18,400
Warrants issued
with debt              -         56,631         -               -             -          56,631
Net loss               -             -          -               -      (4,216,955)   (4,216,955)

December 31, 1995  2,094,840     821,291    324,360        1,430,634    (5,415,886)   (3,163,961)

Warrants issued
with debt              -        138,032         -               -             -         138,032
Proceeds from
sale              2,625,000   9,460,044         -               -             -       9,460,044
Warrants issued
with debt              -        123,450         -               -             -         123,450
Proceeds from
initial public
offering          3,450,000  24,409,464         -               -             -      24,409,464
Conversion of
Series III
debentures          607,626   2,116,575         -               -             -       2,116,575
Conversion of
Preferred
stock             1,362,309   1,430,634     (324,360)     (1,430,634)         -              -
Net loss                -           -            -              -      (13,738,661) (13,738,661)

December 31,
1996             10,139,775  38,499,490          -              -      (19,154,547)  19,344,943
Exercise of
options              92,250     465,067          -              -             -         465,067
Exercise of
warrants            394,091   1,445,000          -              -             -       1,445,000
Shares issued in
connection with
the Xerox
agreement            50,000     218,750          -              -             -         218,750
Proceeds from
sale              1,313,739   4,486,326          -              -             -       4,486,326
Net loss                  -           -          -              -      (18,690,564) (18,690,564)

December 31,
1997              11,989,855  45,114,633         -              -      (37,845,111)   7,269,522

Proceeds from
sale                     -           -        4,500      3,921,038            -       3,921,038
Exercise of
options               37,500      44,625         -              -             -          44,625
Net loss before
imputed dividend         -           -           -              -       (3,075,372)  (3,075,372)

March 31, 1998
(unaudited)       12,027,355  $45,159,258     4,500    $ 3,921,038    $(40,920,483)   $8,159,813



The accompanying notes are an integral part of these financial statements.


                     ACCENT COLOR SCIENCES, INC.
                    (a development stage company)
                NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Condensed Financial Statements
In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the period from inception (May 21, 1993) through March 31, 1998.
The December 31, 1997 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and
Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The  results of operations for the three months ended
March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.Inventories
Inventories consist of the following:

                                    March 31,    December 31,
                                      1998          1997
Raw materials and components     $1,958,679      $1,590,386
Work-in-process                     318,762         403,585
Finished goods                    2,906,751       2,617,245

                                 $5,184,192      $4,611,216

4. Shareholders' Equity
On January 13, 1998 the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. In connection with the financing, the Company issued 4,500 shares of Series
B Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 andan expiration date of January 9, 2003.
Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. In connection with the sale of the units, the Company agreed to register the common stock issuable upon the conversion of the Series B
Convertible Preferred Stock and the execution of the warrants.

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

The  terms of conversion of the Series B Stock issued
in  January 1998  afforded  the  holders a conversion
price  lower  than  the market  price  of the common
stock at the time of issuance. The difference  between
the conversion price and  market price  was treated  as
an  imputed  (non-cash) dividend  for  purposes  of calculating net loss per common share, although no assets of  the Company will be expended.  The imputed dividend is
approximately $920,000 and has the effect of
increasing the net loss per common share  by  $.08
per share for the three months ended  March  31,
1998.   The  imputed dividend will be given no  other
accounting treatment in the 1998 financial statements of the Company and beyond.

Depending  on  the number of shares of Series B
Stock converted into common shares and the timing of such conversions, the transactions may result in further Section 382 annual limitations of net operating loss carryforwards.

5. Subsequent Events
By action of the Board of Directors on April 14, 1998, the Company re-priced all options outstanding under its 1995 Stock Incentive Plan which had a current exercise price exceeding $3.125 to an exercise price of $3.125 per share, the fair market value as of that date. The weighted average exercise price of all options outstanding was reduced from $3.85 per share at December 31, 1997 to $2.93 per share after the re-pricing.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
Quarter Ended March 31, 1998 compared to Quarter
Ended March 31, 1997.

Total Net Sales. Total net sales were $917,000 for the quarter ended March 31, 1998 compared to none for the quarter ended March 31, 1997. System sales constituted 53.8% of total net sales for the quarter ended March 31, 1998 while sales of consumables and spare parts constituted 46.2%.

Systems. System sales were $493,000 for the quarter ended March 31, 1998 compared to none for the quarter ended March 31, 1997. Sales for the first quarter of 1998 consisted of revenue recognized on one pre-production system and four production systems that were shipped in 1997. During the first quarter of 1998, the Company introduced to the market a new enhanced version of its product, the wide-head Truecolor System. A total of five enhanced systems were shipped in the first quarter, which encompassed one pre-production wide-head system and four production wide-head systems.
These shipments were recorded as deferred revenue in accordance with the revenue recognition policy of the Company. As of March 31, 1998, the Company's printer backlog consisted of 33 systems totaling $3,322,000 for the next 12 months. The backlog includes 21 new systems and 12 upgrades to the wide-head level totaling $2,494,000 and $828,000, respectively.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $424,000 for the quarter ended
March 31, 1998 compared to none for the quarter ended
March 31, 1997. Such sales are directly attributed to our OEM customers filling their sales channels for the introduction of the new enhanced wide-head
Truecolor system.

Costs of Production.  Costs of production increased
74.3% from $934,000 for the quarter ended March 31, 1997 to $1,628,000 for the quarter ended March 31, 1998. This increase was primarily attributed to cost of goods sold related to the sale of printers, consumables and spare parts during the first quarter of 1998.

Research and Development Expenses. Research and development expenses decreased 30.5% from $2,128,000 for the quarter ended March 31, 1997 to $1,479,000 for the quarter ended March 31, 1998 as the Company started directing its efforts toward production and marketing and sales with a less significant emphasis on research and development. The decrease in research and development expenses was primarily attributable to three major factors: (i) a reduction in payroll related costs as a result of the Company's realignment of its resources in January 1998, (ii) the Company's completion in the quarter ending
December 31, 1997 of the payments to Spectra, Inc.
("Spectra") to maintain exclusivity rights and (iii) a decrease in materials and prototype supplies procured for research and development.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 21.5%
from $1,158,000 for the quarter ended March 31, 1997 to $909,000 for the quarter ended March 31, 1998.
This decrease was primarily due to a reduction in payroll related costs as a result of the Company's realignment of its resources in January 1998 and a reduction of other general and administrative expenses. Marketing costs, however, increased by approximately
$45,000 to support the increased sales and marketing efforts planned for 1998.

Interest  Expense  and Other (Income) Expense.
Interest expense decreased 88.6% from $70,000 for the quarter ended March 31, 1997 to $8,000 for the quarter ended March 31, 1998. This decrease was primarily attributed to the elimination of interest expense as a result of the settlement and final payment of outstanding debt with Xerox Corporation in the second half of 1997. Interest income decreased
83.5% from $194,000 for the quarter ended March 31, 1997 to $32,000 for the quarter ended March 31, 1998.
This decrease in interest income was attributed to a greater amount of cash available for investment in the first quarter of 1997 as compared to the first quarter of 1998, primarily due to the Company's initial public offering in December 1996.


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

Through  March  31, 1998, the Company had received
$5.7  million from  the  delivery  of 48 Truecolor
Systems  to  customers,  net proceeds  of  $7.8
million from borrowings and the sale of debt securities, net proceeds of $2.5 million from the exercise of warrants and stock options and net proceeds of $43.4 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $19.0 million was raised through the private placement of equity securities.

As of March 31, 1998, the Company's primary source of liquidity was cash and cash equivalents totaling
$4.7 million.

Operating  activities consumed $3.2 million in  cash
during  the first  quarter  of  1998 compared to $5.4
million  in  the  first quarter  of  1997.  This
decrease was primarily attributed  to  a decrease in
the net loss of the Company and less cash utilized in
the   procurement  of  inventory  and  payment   of
outstanding liabilities.

Capital expenditures decreased 98.3% from $591,000 for the quarter ended March 31, 1997 to $10,000 for the quarter ended March 31, 1998. This decrease was primarily attributed to leasehold improvements made to occupy the second floor of the facility currently leased by the Company and purchases of manufacturing and test equipment to support the Company's development and manufacturing efforts, which were all incurred during the first quarter of 1997.

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

In January 1998, the Company completed a realignment of its staffing in an effort to further optimize its resources to meet the challenges and demands of the marketplace. This realignment and other reductions decreased the Company's staffing from 140 full-time, part-time and contract employees as of December 31, 1997 to 96 full-time, part-time and contract employees as of March
31, 1998.

Based  on the current operating plan of the Company,
the  primary requirements for cash through the
remainder of 1998  will  be  to fund  operating
losses, increased marketing and  sales  efforts,
commercial  production of the enhanced Truecolor
System  and  the further  development  and
enhancement of the Company's  products. The
Company's   currently  planned  research  and
development activities are focused on developing wider ink jet printheads for greater color coverage per page and higher resolution ink jet printing.

Under  the current operating plan, the Company
believes that  its existing cash resources and the
funds raised through the  private placement
completed in January 1998 will be sufficient  for
the financing  of its operations and capital
expenditures through  at least  the second quarter of
1998.  The Company is continuing  to review  various
financing strategies, both debt and equity,  that
would allow it to continue to fund operations and
planned capital expenditures  through the remainder
of 1998.  In  the  event  the Company  is
unsuccessful in achieving its anticipated  increased
sales volume or the Company fails to obtain
additional financing, the  Company  would expect to
reduce costs and  expenses  through reduction in its
planned expansion, including a reduction in 1998
planned  inventory  increases,  capital  expenditures
and  other costs,  sufficient to fund cash
requirements through the  end  of 1998.   The
Company is a development stage company and it is expected that quarterly net losses will continue through at least the fourth quarter of 1998.

Forward-Looking Statements
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forwardlooking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange
Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of
1995.  Forward-looking statements
contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the ability of the Company to develop and maintain sales and distribution agreements with OEM customers; (ii) the ability of the Company to develop a market for its product; (iii) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (iv) the dependence of the Company on third party manufacturers and suppliers; (v) the ability of the Company to raise sufficient capital on reasonable terms; (vi) the level of customer acceptance of the Company's products; and (vii) potential fluctuations in the Company's quarterly results of operations.
Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1997 as filed with the Securities and Exchange
Commission. Any forward-looking information contained herein should be considered in light of these factors.

Part II.  Other Information

Item 1.  Legal Proceedings
The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds
On  January  13,  1998  the Company completed  a
private  equity offering  of  4,500 shares of the
Company's Series B  Convertible Preferred  Stock
(the  "  Series  B  Stock")  with  accompanying
warrants  to  purchase  an aggregate of  300,000
shares  of  the Company's  common stock.  The
offering yielded gross proceeds  of $4.5  million to
the Company and net proceeds to the  Company  of $3.9
million after advisors' fees of $472,500 and other
offering expenses of approximately $106,500.  The
Series B Stock was  sold exclusively to Accredited
Investors and was not registered  under the
Securities Act of 1933, as amended, in reliance  on
Section 4(2)  thereof  as  interpreted  by  Rule  506
of  Regulation   D promulgated  thereunder.  In
connection with the offering, the Company agreed to register the common stock issuable upon the conversion of the Series B Stock and the exercise of the warrants.

The Series B Stock, no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B
Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
By action of the Board of Directors on April 14, 1998, the Registrant granted options to purchase shares of the Registrant's common stock at an exercise price of $3.125 per share, the fair market value as of that date, to Charles E. Buchheit who, effective May 8, 1998, will become the Registrant's
President and Chief Executive Officer. Coincident with such grant, the Registrant also re-priced, based on the fair market value as of April 14, 1998, all options outstanding under its 1995 Stock Incentive
Plan which had a current exercise price exceeding
$3.125.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K
On January 13, 1998, the Company filed a report on Form 8-K in which it reported the completion of a private equity financing consisting of 4,500 units of Series B Convertible Preferred Stock and warrants to purchase the Company's Common Stock.



Signatures
Pursuant  to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.
Date     May 1, 1998            By  /s/ Norman L. Milliard
                                     Norman L. Milliard
                                     President and Chief
                                     Executive Officer

                                By  /s/ Patrick J. Pedonti
                                     Patrick J. Pedonti
                                     Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)