Form 10-Q
period 1998-06-30
ACCENT COLOR SCIENCES INC
filed 1998-08-12
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended June 30, 1998
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes/X/ No/ /

The number of shares outstanding of the registrant's common stock as of July 28, 1998 was 12,450,404.



                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q
          For The Quarterly Period Ended June 30, 1998
                              INDEX
Part I.  Financial Information

Item 1. Financial Statements                                           3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     10

Part II.  Other Information

Item 1. Legal Proceedings                                             14
Item 2. Changes in Securities and Use of Proceeds                     14
Item 3. Defaults Upon Senior Securities                               14
Item 4. Submission of Matters to a Vote of Security Holders           14
Item 5. Other Information                                             14
Item 6. Exhibits and Reports on Form 8-K                              14

Signatures                                                            15


                       ACCENT COLOR SCIENCES, INC.
                      (a development stage company)
                        CONDENSED BALANCE SHEETS



                                      June 30,    December 31,
                                        1998          1997
                                     (unaudited)
Assets
Current assets:
     Cash and cash equivalents       $ 1,430,487  $4,005,563
     Accounts receivable                 678,523     439,934
     Inventories (Note 3)              5,916,350   4,611,216
     Prepaid expenses and other
     assets                              193,216     323,306

          Total current assets         8,218,576   9,380,019

Fixed assets, net                      2,509,156   2,974,422
Other assets, net                         70,237      52,698

          Total assets               $10,797,969 $12,407,139

Liabilities and Shareholders'
Equity
Current liabilities:
     Obligations under capital
      leases                             64,559      61,360
     Accounts payable                 1,022,837     859,693
     Accrued expenses                   593,020   1,041,383
     Customer advances and deposits           -      85,600
     Deferred revenue                 3,280,600   2,496,000

          Total current liabilities   4,961,016   4,544,036

Obligation under capital leases          56,725      91,937
Other long-term liabilities             575,019     501,644

          Total non-current
          liabilities                   631,744     593,581

Shareholders' equity:
Preferred stock,no par value
  500,000 shares authorized,
  4,100 and 0 share issued and
  outstanding (Note 4)                3,572,495          -

Common stock, no par value,
  35,000,000 and 25,000,000
  shares authorized,
  12,198,836 and 11,989,855
  shares issued and outstanding      45,507,801  45,114,633
Deficit accumulated during the
  development stage                 (43,875,087) (37,845,111)


Total shareholders'
equity                               5,205,209   7,269,522

Total liabilities and
shareholders' equity                $10,797,969 $12,407,139


 The accompanying notes are an integral part of these financial statements.

                       ACCENT COLOR SCIENCES, INC.
                      (a development stage company)
              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                              For the period
                                                                              from inception
                                                                              (May 21, 1993)
                      Three months ended June 30,    Six months ended June 30,   through
                            1998          1997          1998         1997      June 30, 1998
Revenue                  $421,517      $546,407     $1,338,250    $ 546,407    $ 2,915,758
Costs and expenses:
    Costs of production  1,149,207     1,594,218     2,777,255    2,528,436     11,446,439
    Research and
development              1,049,155     2,237,589     2,528,102    4,366,039     22,121,227
    Marketing, general
and administrative       1,210,130     1,332,448     2,119,472    2,490,217     12,422,265


                         3,408,492     5,164,255     7,424,829    9,384,692     45,989,931

Other (income) expense:
     Interest expense        7,310        72,001        15,093      141,699      1,011,473
     Interest income      (39,681)      (159,858)     (71,696)     (353,968)     (783,862)


                          (32,371)       (87,857)     (56,603)     (212,269)       227,611

Net loss before
extraordinary item     (2,954,604)    (4,529,991)  (6,029,976)   (8,626,016)  (43,301,784)

Extraordinary item:
Loss on early
extinguishment of debt,
net of income taxes of
nil                          -             -             -            -          (573,303)

Net loss             $(2,954,604)   $(4,529,991)  $(6,029,976)  $(8,626,016) $(43,875,087)

Imputed dividend on
preferred stock (Note 4)     -             -         (920,000)        -          (920,000)

Net loss applicable to
common stock         $(2,954,604)   $(4,529,991)  $(6,949,976)  $(8,626,016) $(44,795,087)

Net loss (basic &
diluted) per common
share (Note 2)        $     (.24)   $      (.45)   $     (.57)  $     (.85)

Weighted average common
shares outstanding
(Note 2)               12,198,836     10,139,775    12,096,580   10,139,775


The accompanying notes are an integral part of these financial statements.

                       ACCENT COLOR SCIENCES, INC.
                      (a development stage company)
              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                              Six months ended June 30,   For the period from
                                                         incecption (May 21,1993)
                                                               through
                                   1998           1997      June 30, 1998
Cash flows from operating
activities:
Net loss before imputed
dividend                      $ (6,029,976)  $ (8,626,016)  $(43,875,087)
Adjustments to reconcile
net loss to net cash used in
operating activities:
  Depreciation and
  amortization                     578,690        510,560      2,795,720
  Write-off of deferred
  offering costs                        -              -          47,264
  Expense related to
  stock and options granted             -              -         363,630
  Debenture issued for
  services                              -              -          50,000
  Loss on disposal of
  fixed assets                      13,453         11,460        116,982
  Conversion of accrued
  interest  to common stock             -              -         231,147
  Extraordinary loss on
  extinguishment of debt                -              -         573,303
Changes in assets and
liabilities:
  Accounts receivable             (238,589)      (186,298)     (678,523)
  Inventories                   (1,305,134)      (744,023)   (5,916,350)
  Prepaid expenses and
  other assets                     130,090         (7,921)     (193,216)
  Accounts payable and
  accrued expenses                (285,219)      (694,085)     1,438,336
  Customer advances and
  deposits                         (85,600)      (376,640)            -
  Deferred revenue                 784,600        458,000      3,280,600
  Other long-term
  liabilities                       73,375        289,683        575,019

Net cash used in
operating activities            (6,364,310)    (9,365,280)   (41,191,175)

Cash flows from investing
activities:
  Proceeds from sale of fixed
  assets                                -              -           5,524
  Purchases of fixed assets      (126,592)     (1,010,724)    (4,548,839)
  Cost of patents                 (17,825)        (19,553)       (72,591)

Net cash used in
investing activities             (144,417)     (1,030,277)    (4,615,906)

Cash flows from financing
activities:
  Payment of capital lease
  obligations                     (32,012)        (38,513)      (173,110)
  Net proceeds from issuance
  of debentures                         -               -      4,839,101
  Proceeds from issuance of             -               -        318,113
  warrants
  Net proceeds from issuance
  of common stock                       -               -     38,407,134
  Proceeds from exercise of
  options & warrants                44,625              -      2,523,172
  Net proceeds from issuance
  of preferred
  stock through offerings
  and conversion of debt         3,921,038              -      5,351,672
  Increase in long term debt            -               -      2,223,750
  Repayment of debentures               -               -     (6,205,000)
  Deferred offering costs               -               -        (47,264)

Net cash provided by
(used in) financing
activities                      3,933,651         (38,513)    47,237,568

Net increase
(decrease) in cash and cash
equivalents                   (2,575,076)     (10,434,070)     1,430,487

Cash and cash
equivalents at beginning of
period                         4,005,563       20,288,535             -

Cash and cash
equivalents at end of period  $1,430,487       $9,854,465     $1,430,487


The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   Deficit Accumulated
                                                                       During the
                      Common Stock            Preferred Stock          Development
                    Shares       Amount      Shares      Amount          Stage       Total
Proceeds from
sale                   3,900       $21,800      -      $     -        $     -       $21,800
Net loss                   -             -      -            -         (45,398)     (45,398)

December 31, 1993      3,900        21,800      -            -         (45,398)     (23,598)

Stock split        1,751,100             -      -            -              -             -
Conversion of
 debentures                -             -  74,360     371,804              -       371,804
Proceeds from
 sale                      -             - 160,000     643,770              -       643,770
Conversion of
promissory notes      42,000        50,000       -           -              -        50,000
Reclassification           -       (20,500)      -           -              -       (20,500)
Shares issued for
services                   -            -   15,000      75,000              -        75,000
Net loss                   -            -        -           -      (1,153,533)  (1,153,533)

December 31, 1994  1,797,000       51,300  249,360   1,090,574      (1,198,931)     (57,057)

Proceeds from
 sale                      -            -   75,000     340,060              -       340,060
Exercise of
 warrants            297,840      694,960        -           -              -       694,960
Options granted
to service
 Provider                  -       18,400        -           -              -        18,400
Warrants issued
 with debt                 -       56,631        -           -              -        56,631
Net loss                   -            -        -           -      (4,216,955)   (4,216,955)

December 31, 1995  2,094,840      821,291  324,360   1,430,634      (5,415,886)   (3,163,961)

Warrants issued
 with debt                 -      138,032        -          -               -       138,032
Proceeds from
 sale              2,625,000    9,460,044        -          -               -     9,460,044
Warrants issued
 with debt                 -      123,450        -          -               -       123,450
Proceeds from
 initial public
 offering          3,450,000   24,409,464        -          -               -    24,409,464
Conversion of
 Series III
 debentures          607,626    2,116,575        -          -               -     2,116,575
Conversion of
 Preferred
 stock             1,362,309    1,430,634 (324,360) (1,430,634)             -             -
Net loss                   -            -         -         -     (13,738,661)  (13,738,661)

December 31, 1996 10,139,775   38,499,490         -         -     (19,154,547)   19,344,943

Exercise of
 options              92,250      465,067         -         -               -       465,067
Exercise of
 warrants            394,091    1,445,000         -         -               -     1,445,000
Shares issued in
 connection with
 the Xerox
 agreement            50,000     218,750          -         -               -       218,750
Proceeds from
 sale              1,313,739   4,486,326          -         -               -     4,486,326
Net loss                   -           -          -         -     (18,690,564)  (18,690,564)

December 31, 1997 11,989,855  45,114,633          -         -     (37,845,111)    7,269,522

Proceeds from
 sale                      -           -      4,500  3,921,038              -     3,921,038
Exercise of
 options              37,500      44,625          -         -               -        44,625
Conversion of
 Series B
 Preferred
 Stock               171,481     348,543      (400)  (348,543)              -             -
Net loss before
imputed dividend          -           -           -         -      (6,029,976)   (6,029,976)

June 30, 1998     12,198,836 $45,507,801      4,100 $3,572,495   $(43,875,087)   $ 5,205,209
(unaudited)


 The accompanying notes are an integral part of these financial statements.


1.   Interim Condensed Financial Statements
In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997 and the period from inception (May 21,
1993) through June 30, 1998. The December 31, 1997 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories
Inventories consist of the following:
                                   June 30,   December 31,
                                    1998        1997

  Raw materials and components   $2,108,647  $1,590,386
  Work-in-process                   225,884     403,585
  Finished goods                  3,581,819   2,617,245

                                 $5,916,350  $4,611,216



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

The Company has reserved 6,300,000 shares of common stock for issuance pursuant to the conversion of the Series B Stock. This number of shares represents an estimate based on 200% of the number of common shares that would have been issuable upon conversion with an exercise price of $1.875 per share (4,800,000) and 1,500,000 shares issuable under the terms of the Certificate of Designation in the event of certain failures by the Company to comply with various provisions thereof. The actual number of shares issuable upon conversion could be materially less or more than such estimated number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on (a) the market price of the common stock at the time of the conversion and (b) the Company's ability to maintain its NASDAQ listing. In addition, 415,385 shares of common stock, subject to adjustments in accordance with the terms of each warrant, were reserved for issuance pursuant to the exercise of the warrants described above.

The terms of conversion of the Series B Stock issued in January 1998 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price was treated as an imputed (non-cash) dividend for purposes of calculating net loss per common share, although no assets of the Company were expended. The imputed dividend is approximately $920,000 and has the effect of increasing the net loss per common share by $.08 per share for the six months ended June 30, 1998. The imputed dividend will be given no other accounting treatment in the 1998 financial statements of the Company and beyond. As of June 30, 1998, 400 shares of Series B Stock had been converted into 171,481 shares of common stock at an average conversion price of $2.36 per share.

Depending on the number of shares of Series B Stock converted into common shares and the timing of such conversions, the transactions may result in further Section 382 annual limitations of net operating loss carryforwards.

5. Restructuring
In May 1998, the Company completed a restructuring of its personnel consistent with its efforts to focus on sales and market development and further reduce spending. In connection with this realignment, the Company eliminated 32 full-time positions and recorded a charge of approximately $300,000 for employee severance. Of the total reduction, approximately 50%, was in the area of operations, 34% in research and development and 16% in marketing, general and administrative. As of June 30, 1998, accrued severance costs, to be paid through December
31, 1998, totaled $134,000 and remained on the Balance Sheet under accrued expenses.

6. Subsequent Events
On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") that provides for a commitment of $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly with the first payment due on October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provided for the purchase of 500,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires on July 21, 2003.

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 1998 compared to Quarter Ended June 30,
1997.
System Shipments. A total of eleven systems were shipped in the quarter ended June 30, 1998 compared to three systems in the quarter ended June 30, 1997. Shipments for the second quarter of 1998 included eight Truecolor System upgrades and three new systems. These systems were recorded as deferred revenue in accordance with the revenue recognition policy of the Company. Backlog of Truecolor Systems as of June 30, 1998, consisted of forty-two systems totaling $4,465,000 all of which are scheduled for shipment over the next twelve months. This includes 33 new systems and 9 upgrades totaling $3,852,000 and $613,000, respectively.

Revenue Recognized. The Company currently sells its Truecolor System with a 90-day warranty. Until such time that the Company has adequate history to estimate future warranty costs, revenue resulting from the shipment of Truecolor Systems will be deferred until the end of the warranty period. The Company expects to obtain a sufficient amount of history to estimate future warranty costs by the end of the fourth quarter of 1998, which will then allow the Company to recognize revenue on Truecolor Systems upon shipment. Revenue recognition on consumables and spare parts occurs upon shipment.

System sales were $194,000 for the quarter ended June 30, 1998 compared to none for the quarter ended June 30, 1997. Sales for the second quarter of 1998 consisted of revenue recognized on three systems of which two were Truecolor System upgrades. As of June 30, 1998, there were 36 systems, totaling $3,300,000, in deferred revenue yet to be recognized as revenue by the Company.

Consumables and spare parts sales were $227,000 for the quarter ended June 30, 1998 compared to $546,000 for the quarter ended June 30, 1997. Sales of consumables and spare parts were higher in the second quarter of 1997 compared to the second quarter of 1998 due to our OEM customers filling their sales channels for the initial introduction of the Truecolor System. Similarly, the Company experienced higher sales of consumables and spare parts in the first quarter of 1998 as a result of the introduction of the enhanced wide-head version of the Truecolor System.

Costs of Production. Costs of production decreased 27.9% from $1,594,000 for the quarter ended June 30, 1997 to $1,149,000 for the quarter ended June 30, 1998. This decrease was primarily attributed to (i) a decrease in sales of consumables and spare parts in the second quarter of 1998 compared to the second quarter of 1997, (ii) less manufacturing overhead payroll costs due to the reduction in personnel, and (iii) less operating costs incurred. These items were partially offset by an increase in system cost of sales totaling approximately $200,000 due to the sale of three systems in the second quarter of 1998 compared to none in the second quarter of 1997.

Research and Development Expenses. Research and development expenses decreased 53.1% from $2,238,000 for the quarter ended June 30, 1997 to $1,049,000 for the quarter ended June 30, 1998 as the Company directed its efforts toward production, sales and market development with a less significant emphasis on research and development. The decrease in research and development expenses was primarily attributed to four major factors: (i) a reduction in payroll related costs as a result of the Company's reduction of its personnel during 1998, (ii) the Company's completion of payments to Spectra, Inc. ("Spectra") to maintain exclusivity rights in 1997, (iii) a reduction in design and development costs paid to Spectra associated with the development of the ink jet printheads for the enhanced wide-head version of the Truecolor System, and (iv) a decrease in materials and prototype supplies procured for research and development.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 9.2% from $1,332,000 for the quarter ended June 30, 1997 to $1,210,000 for the quarter ended June 30, 1998. This decrease was primarily due to a reduction in professional fees and other administrative expenses. Marketing costs, however, increased by approximately $85,000, which primarily encompassed costs incurred for trade shows, travel and consultants to support the increased sales and marketing efforts planned for 1998.

Interest Expense and Other (Income) Expense. Interest expense decreased 90.3% from $72,000 for the quarter ended June 30, 1997 to $7,000 for the quarter ended June 30, 1998. This decrease was primarily attributed to the elimination of interest expense resulting from the final payment of outstanding debt with Xerox Corporation in the second half of 1997. Interest income decreased 75.0% from $160,000 for the quarter ended June 30, 1997 to $40,000 for the quarter ended June 30, 1998. This decrease in interest income was attributed to a greater amount of cash available for investment in the second quarter of 1997 as compared to the second quarter of 1998, primarily due to the Company's initial public offering in December 1996.

Six Months Ended June 30, 1998 compared to Six Months Ended June
30, 1997.
System Shipments. A total of sixteen systems were shipped in the six months ended June 30, 1998 compared to four systems in the six months ended June 30, 1997. Shipments for the first six months of 1998 included eight Truecolor System upgrades and eight new systems. These systems were recorded as deferred revenue in accordance with the revenue recognition policy of the Company.

Revenue Recognized. System sales were $687,000 for the six months ended June 30, 1998 compared to none for the six months ended June 30, 1997. Sales for the first six months of 1998 consisted of revenue recognized on eight systems, of which two were Truecolor System upgrades.

Consumables and spare parts sales were $651,000 for the six months ended June 30, 1998 compared to $546,000 for the six months ended June 30, 1997. This increase in sales of consumables and spare parts was attributed to our OEM customers filling their sales channels for the introduction of the new enhanced wide-head Truecolor System during the first quarter of 1998 in addition to the continued increase in system shipments to customers in the second quarter of 1998.

Costs of Production. Costs of production increased 9.8% from $2,528,000 for the six months ended June 30, 1997 to $2,777,000 for the six months ended June 30, 1998. This increase was primarily attributed to the sale of eight systems in the first six months of 1998 compared to none in the first six months of 1997. This was partially offset by a reduction in manufacturing overhead payroll and related costs during the first six months of 1998.

Research and Development Expenses. Research and development expenses decreased 42.1% from $4,366,000 for the six months ended June 30, 1997 to $2,528,000 for the six months ended June 30, 1998 as the Company directed its efforts toward production, sales and market development with a less significant emphasis on research and development. The decrease in research and development expenses was primarily attributed to four major factors: (i) a reduction in payroll related costs as a result of the Company's reduction of its personnel during 1998, (ii) the Company's completion of payments to Spectra to maintain exclusivity rights in 1997, (iii) a reduction in design and development costs paid to Spectra related to the development of the ink jet printheads for the enhanced wide-head version of the Truecolor System, and (iv) a decrease in materials and prototype supplies procured for research and development.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 14.9% from $2,490,000 for the six months ended June 30, 1997 to $2,119,000 for the six months ended June 30, 1998. This decrease was primarily due to a reduction in payroll and other related costs as a result of the Company's realignment of its resources and a reduction in costs incurred for professional services. Marketing costs, however, increased by approximately $146,000, which encompassed costs incurred for trade shows, travel and consultants to support the increased sales and marketing efforts planned for 1998.

Interest Expense and Other (Income) Expense. Interest expense decreased 89.4% from $142,000 for the six months ended June 30, 1997 to $15,000 for the six months ended June 30, 1998. This decrease was primarily attributed to the elimination of interest expense resulting from the final payment of outstanding debt with Xerox Corporation in the second half of 1997. Interest income decreased 79.7% from $354,000 for the six months ended June 30, 1997 to $72,000 for the six months ended June 30, 1998. This decrease in interest income was attributed to a greater amount of cash available for investment in the first six months of 1997 as compared to the first six months of 1998, primarily due to the Company's initial public offering in December 1996.

Liquidity and Capital Resources
The Company's need for funding has increased from period to period as it has increased its marketing and sales efforts, continued its research and development activities for the enhancement of Truecolor Systems and increased production of Truecolor Systems. To date, the Company has financed its operations through customer payments, borrowings and sale of equity securities.

Through June 30, 1998, the Company had received $6.6 million from the delivery of Truecolor Systems to customers, net proceeds of $7.8 million from borrowings and the sale of debt securities, net proceeds of $2.5 million from the exercise of warrants and stock options and net proceeds of $43.4 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $19.0 million was raised through the private placement of equity securities.

As of June 30, 1998, the Company's primary source of liquidity was cash and cash equivalents totaling $1.4 million.

Operating activities consumed $6.4 million in cash during the first six months of 1998 compared to $9.4 million in the first six months of 1997. This decrease was primarily attributed to a decrease in the net loss of the Company, a reduction in prepaid expenses, less cash utilized in the payment of outstanding liabilities and an increase in deferred revenue due to system shipments. This was partially offset by an increase in inventories and a decrease in other long-term liabilities.

Capital expenditures decreased 88.4% from $1.0 million for the six months ended June 30, 1997 to $127 thousand for the six months ended June 30, 1998. This decrease was primarily attributed to leasehold improvements made in the first quarter of 1997 to occupy the second floor of the facility currently leased by the Company and purchases of manufacturing and test equipment throughout the first six months of 1997 to support the Company's development and manufacturing efforts. The Company's planned capital expenditures for the remainder of 1998 are approximately $450,000 and are primarily to support the value engineering and manufacturing capabilities of the Company.

In May 1998, the Company completed a restructuring of its resources consistent with its efforts to focus on sales and market development and further reduce spending. In connection with this realignment, the Company eliminated 32 full-time positions and recorded a charge of approximately $300,000 for employee severance. Of the total reduction, approximately 50%, was in the area of operations, 34% in research and development and 16% in marketing, general and administrative. As of June 30, 1998, accrued severance costs, to be paid through December 31, 1998, totaled $134,000 and remained on the Balance Sheet under accrued expenses.

On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") that provides for a commitment of $2,500,000 at a fixed interest rate of 10% per year. Interest payments are due quarterly with the first payment due on October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provided for the purchase of 500,000 shares of common stock at an exercise price of $2.50 per share, expiring on July 21, 2003. The value of the warrant will be allocated to common stock with an equivalent discount on the note, which will be amortized over the life of the note resulting in a non-cash charge to interest expense.

Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 1998 will be to fund operating losses, increased marketing and sales efforts, commercial production of the enhanced Truecolor System and the further development and enhancement of the Company's products. The Company's currently planned research and development activity is focused on developing higher resolution ink jet printing.

Under the current operating plan, the Company believes that its existing cash resources and the funds obtained through the loan agreement with IBM will be sufficient for the financing of its operations and capital expenditures through the fourth quarter of 1998. In the event the Company is unsuccessful in achieving its operating plan, the Company would expect to reduce costs and capital acquisitions in order to fund cash requirements through the end of 1998. The Company is continuing to review various financing strategies, both debt and equity, that would enable it to fund operations in 1999. The Company is a development stage company and it is expected that quarterly net losses will continue through at least the fourth quarter of 1998.


Year 2000
The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's products and key financial operational systems are being reviewed and, where required, plans have been developed to ensure that the Company's products and computer systems continue to function properly. Management does not expect these costs will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.


Forward-Looking Statements
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan;
(iii) the dependence of the Company on third party suppliers for certain key technology elements; (iv) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; and (v) the potential fluctuations in the Company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1997 as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.
Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
On May 9, 1998, the Company held its annual meeting of shareholders. At the meeting, Joseph T. Brophy and Richard Hodgson were reelected to continue their service as class 2 directors of the Company and Charles E. Buchheit was reelected to continue service as a class 1 director of the Company. The votes cast for each director were as follows: 10,384,716 for the reelection of Mr. Brophy with 377,461 votes withheld; 10,586,016 for the reelection of Mr. Hodgson with 176,161 votes withheld; and 10,586,316 for the reelection of Mr. Buchheit with 175,861 withheld. In addition, the following matters were voted upon and approved at the annual meeting of shareholders:

1.)   5,203,433 votes were cast for the ratification of the  sale and issuance of 4,500 shares of the Company's Series B Preferred Stock and the issuance of Common Stock issuable upon conversion of or otherwise pursuant to the terms of the Series B Stock with 386,739 votes cast against, 1,274,977 votes abstaining and 3,897,028 broker nonvotes.

2.)   9,682,015 votes were cast for the approval of an  amendment to the Company's Restated Certificate of Incorporation with 432,851 votes cast against and 647,311 votes abstaining.

3.)   10,310,061 votes were cast for the approval of an amendment to the Company's 1995 Stock Incentive Plan with 421,169 votes cast against and 30,947 votes abstaining.

4.)     10,406,554   votes   cast   for   the   ratification   of
  PricewaterhouseCoopers LLP as its independent public accountants with 341,776 votes cast against and 13,847 votes abstaining.

Item 5.  Other Information
On July 21, 1998, the Company entered into a loan agreement with IBM that provides for a commitment of $2,500,000 at a fixed interest rate of 10% per year. Interest payments are due quarterly with the first payment due on October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provided for the purchase of 500,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires on July 21, 2003.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
Exhibit  10.1  - Employee Agreement dated April 15, 1998  between
Charles E. Buchheit and the Company.
Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K
On April 15, 1998, the Company filed a report on Form 8-K in which it reported that the Board of Directors of Accent Color Sciences, Inc. elected Charles E. Buchheit to succeed Norman L. Milliard as President and Chief Executive Officer of the Company effective May 8, 1998. As of that date Mr. Milliard assumed the roles of Vice Chairman and Chief Technology Officer of the Company.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Dated     August 12, 1998       By: /s/ Charles E. Buchheit
                                       Charles E. Buchheit
                                       President and Chief
                                       Executive Officer

                                   By: /s/ Patrick J. Pedonti
                                       Patrick J. Pedonti
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)