Form 10-Q
period 1998-09-30
ACCENT COLOR SCIENCES INC
filed 1998-11-17
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
        For The Quarterly Period Ended September 30, 1998
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


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

The number of shares outstanding of the registrant's common stock as of October 30, 1998 was 12,680,806


                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q

        For The Quarterly Period Ended September 30, 1998

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


                               ACCENT COLOR SCIENCES, INC.
                              (a development stage company)
                                CONDENSED BALANCE SHEETS



                                   September 30,   December 31,
                                       1998           1997
                                   (unaudited)
Assets
Current assets:
  Cash and cash equivalents         $2,096,540      $4,005,563
  Accounts receivable                1,004,521         439,934
  Inventories (Note 3)               6,617,194       4,611,216
  Prepaid expenses and other
  assets                               121,589         323,306

    Total current assets             9,839,844       9,380,019

Fixed assets, net                    2,224,469       2,974,422
Other assets, net                       70,220          52,698

    Total assets                   $12,134,533     $12,407,139

Liabilities and Shareholders'
Equity
Current liabilities:
  Obligations under capital
  leases                                68,000          61,360
  Accounts payable                     857,184         859,693
  Accrued expenses                     625,974       1,041,383
  Customer advances and deposits            -           85,600
  Deferred revenue                   4,280,600       2,496,000

    Total current liabilities        5,831,758       4,544,036

Obligation under capital leases         40,310          91,937
Long-term debt, net of discount
(Note 5)                             2,202,542              -
Other long-term liabilities            557,715         501,644

    Total non-current
    liabilities                      2,800,567         593,581

Shareholders' equity:
  Preferred stock, no par value,
  500,000 shares authorized, 3,800
  and 0 shares issued and
  outstanding  (Note 4)              3,311,093              -
  Common stock, no par value,
  35,000,000 and 25,000,000
  shares authorized,
  12,450,404 and 11,989,855
  shares issued and
  outstanding                       46,094,203      45,114,633
  Deficit accumulated during the
  development stage                (45,903,088)    (37,845,111)

    Total shareholders'
    equity                           3,502,208       7,269,522

Total liabilities and
shareholders' equity               $12,134,533     $12,407,139


 The accompanying notes are an integral part of these financial statements.


                              ACCENT COLOR SCIENCES, INC.
                             (a development stage company)
                      CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                For the
                                                                 period
                                                                  from
                       Three months ended   Nine months ended   inception
                          September 30,       September 30,    May 21,1993)
                                                                 through
                                                               September 30,
                         1998      1997      1998      1997        1998
Revenue              $664,689   $738,775  $2,002,939 $1,285,182 $3,580,447

Costs and expenses:
 Costs of production  861,495  1,914,893   3,638,749  4,443,353 12,307,934

 Research and
 development          895,614  2,369,070   3,423,716  6,735,083 23,016,841
 Marketing, general
 and administrative   885,268    978,753   3,004,740  3,468,964 13,307,533

                    2,642,377  5,262,716  10,067,205 14,647,400 48,632,308

Other (income) expense:
 Interest expense      81,740     59,702      96,833    201,399  1,093,213
 Interest income
                      (31,427)  (103,788)   (103,122)  (457,746)  (815,289)
                       50,313    (44,086)     (6,289)  (256,347)   277,924

Net loss before    (2,028,001)(4,479,855) (8,057,977) (13,105,871)(45,329,785)
extraordinary item

Extraordinary item:
 Loss on early
extinguishment of debt,
 net of income taxes of
nil                       -           -          -            -    (573,303)

Net loss           (2,028,001)(4,479,855)(8,057,977) (13,105,871)(45,903,088)

Imputed dividend on
preferred stock (Note 4)  -           -     (920,000)         -    (920,000)

Net loss applicable to
common stock    $(2,028,001)$(4,479,855)$(8,977,977)$(13,105,871)$(46,823,088)

Net loss (basic &
diluted) per common
share (Note 2)          $(.16)     $(.44)     $(.74)      $(1.29)

Weighted average
common shares outstanding
(Note 2)            12,440,308 10,198,422 12,212,415  10,159,539


The accompanying notes are an integral part of these financial statements.

                              ACCENT COLOR SCIENCES, INC.
                             (a development stage company)
                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              For the
                                                            period from
                                                             inception
                                                           (May 21, 1993)
                                                               through
                          Nine months ended September 30,   September 30,
                                   1998           1997           1998
Cash flows from operating
activities:
  Net loss before imputed
  dividend                     $(8,057,977)  $(13,105,871)   $(45,903,088)
  Adjustments to reconcile
  net loss to net cash used in
  operating activities:
    Depreciation and
    amortization                   893,588        806,212       3,110,620
    Write-off of deferred
    offering costs                      -              -           47,264
    Expense related to
    stock and options                   -         345,230         363,630
    granted
    Debenture issued for
    services                            -              -           50,000
    Loss on disposal of
    fixed assets                    15,706         11,460         119,235
    Conversion of accrued
    interest  to common stock           -              -          231,147
    Extraordinary loss on
    extinguishment of debt              -              -          573,303
  Changes in assets and
  liabilities:
    Accounts receivable           (564,587)      (430,279)     (1,004,521)
    Inventories                 (2,005,978)    (1,632,660)     (6,617,194)
    Prepaid expenses and
    other assets                   201,717         91,182        (121,589)
    Accounts payable and
    accrued expenses              (417,918)       239,878       1,305,637
    Customer advances and
    deposits                       (85,600)      (943,000)             -
    Deferred revenue             1,784,600        656,000       4,280,600
    Other long-term
    liabilities                     56,071        228,836         557,715

  Net cash used in
  operating activities          (8,180,378)   (13,733,012)    (43,007,241)

Cash flows from investing
activities:
  Proceeds from sale of fixed
  assets                             6,875             -           12,399
  Purchases of fixed assets       (138,374)    (1,186,459)     (4,560,622)
  Cost of patents                  (17,825)       (19,553)        (72,591)

  Net cash used in
  investing activities            (149,324)    (1,206,012)     (4,620,814)

Cash flows from financing
activities:
  Payment of capital lease
  obligations                      (44,984)       (49,787)       (186,083)
  Net proceeds from issuance
  of debentures                         -              -        4,839,101
  Proceeds from issuance of
  warrants                         325,000             -          643,113
  Net proceeds from issuance
  of common stock                       -              -       38,407,134
  Proceeds from exercise of
  options & warrants                44,625      1,783,587       2,523,172
  Net proceeds from issuance
  of preferred
  stock through offerings
  and conversion of debt         3,921,038             -        5,351,672
  Increase in long term debt     2,175,000             -        4,398,750
  Repayment of debentures               -      (1,840,830)     (6,205,000)
  Deferred offering costs               -              -          (47,264)


  Net cash provided by
 (used in) financing
  activities                     6,420,679       (107,030)     49,724,595

Net increase
(decrease) in cash and cash
equivalents                     (1,909,023)   (15,046,054)      2,096,540

Cash and cash
equivalents at beginning of
period                           4,005,563     20,288,535              -

Cash and cash
equivalents
at end of period                $2,096,540     $5,242,481      $2,096,540


The accompanying notes are an integral part of these financial statements.


                              ACCENT COLOR SCIENCES, INC.
                             (a development stage company)
              CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                      Deficit
                                                     Accumulated
                                                     During the
                   Common Stock     Preferred Stock  Development
                  Shares   Amount   Shares   Amount    Stage      Total
Proceeds from
sale                 3,900   $21,800    -       $ -       $  -      $21,800
Net loss                -         -     -         -      (45,398)   (45,398)

December 31, 1993    3,900    21,800    -         -      (45,398)   (23,598)

Stock split      1,751,100       -      -         -           -          -
Conversion of
debentures              -        -   74,360   371,804         -     371,804
Proceeds from
sale                    -        -  160,000   643,770         -     643,770
Conversion of
promissory
notes               42,000   50,000     -         -           -      50,000
Reclassification        -   (20,500)    -         -           -     (20,500)
Shares issued for
services                -        -   15,000    75,000         -      75,000
Net loss                -        -      -         -     (1,153,533)(1,153,533)
December 31, 1994 1,797,000  51,300  249,360  1,090,574 (1,198,931)  (57,057)

Proceeds from
sale                    -        -    75,000   340,060        -     340,060
Exercise of
warrants           297,840  694,960     -         -           -     694,960
Options granted
to service
Provider                -    18,400     -         -           -      18,400
Warrants issued
with debt               -    56,631     -         -           -      56,631
Net loss                -        -      -         -     (4,216,955)(4,216,955)

December 31, 1995 2,094,840 821,291  324,360 1,430,634  (5,415,886)(3,163,961)

Warrants issued
with debt               -   138,032     -         -            -     138,032
Proceeds from
sale              2,625,000 9,460,044   -         -            -   9,460,044
Warrants issued
with debt               -   123,450     -         -            -     123,450
Proceeds from
initial public
Offering          3,450,000 24,409,464  -         -            -  24,409,464
Conversion of
Series III
Debentures          607,626  2,116,575  -         -            -   2,116,575
Conversion of
Preferred
Stock             1,362,309  1,430,634 (324,360)(1,430,634)    -         -
Net loss                -         -     -         -      (13,738,661)(13,738,661)

December 31, 1996 10,139,775 38,499,490 -         -      (19,154,547) 19,344,943

Exercise of
options              92,250    465,067  -         -            -        465,067
Exercise of
warrants            394,091  1,445,000  -         -            -       1,445,000
Shares issued in
connection with
the Xerox
agreement            50,000    218,750  -         -            -         218,750
Proceeds from
sale              1,313,739  4,486,326  -         -            -       4,486,326
Net loss                 -         -    -         -      (18,690,564)(18,690,564)

December 31, 1997 11,989,855 45,114,633 -         -      (37,845,111)  7,269,522

Proceeds from
sale                    -          -  4,500  3,921,038         -       3,921,038
Exercise of
options              37,500     44,625  -         -            -          44,625
Conversion of
Series B
Preferred
Stock               423,049    609,945 (700)  (609,945)        -              -
Warrants issued
with debt                -     325,000   -        -            -         325,000
Net loss before
imputed dividend         -          -    -        -     (8,057,977)    (8,057,977)

September 30,
1998 (unaudited) 12,450,404 $46,094,203 3,800 $3,311,093 $(45,903,088) $3,502,208


The accompanying notes are an integral part of these financial statements.


1.   Interim Condensed Financial Statements
In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 and the period from inception (May 21, 1993) through September 30, 1998. The December 31, 1997 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories
Inventories consist of the following:


                             September 30,  December 31,
                                 1998          1997

Raw materials and components  $1,924,150    $1,590,386
Work-in-process                  291,808       403,585
Finished goods                 4,401,236     2,617,245
                              ----------    ----------
                              $6,617,194    $4,611,216
                              ==========    ==========


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

The Company initially reserved 6,300,000 shares of common stock for issuance pursuant to the conversion of the Series B Stock. This number of shares represents an estimate based on 200% of the number of common shares that would have been issuable upon conversion with an exercise price of $1.875 per share (4,800,000) and 1,500,000 shares issuable under the terms of the Certificate of Designation in the event of certain failures by the Company to comply with various provisions thereof. In addition, 415,385 shares of common stock, subject to adjustments in accordance with the terms of each warrant, were reserved for issuance pursuant to the exercise of the warrants described above.

On August 10, 1998, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 shares. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock for three consecutive trading days. As a result, at September 30, 1998, there were 8,444,603 shares of common stock reserved for issuance pursuant to the conversion of the remaining 3,800 shares of Series B Stock issued and outstanding. The actual number of shares issuable upon conversion could be materially less or more than this number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on (a) the market price of the common stock at the time of the conversion and (b) the Company's ability to maintain its NASDAQ listing. As of September 30, 1998, 700 shares of Series B Stock were converted into 423,049 shares of common stock at an average conversion price of $1.60 per share.

The terms of conversion of the Series B Stock issued in January 1998 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price was treated as an imputed (non-cash) dividend for purposes of calculating net loss per common share, although no assets of the Company were expended. The imputed dividend is approximately $920,000 and has the effect of increasing the net loss per common share by $.08 per share for the nine months ended September 30, 1998. The imputed dividend will be given no other accounting treatment in the 1998 financial statements of the Company and beyond.

Depending on the number of shares of Series B Stock converted into common shares and the timing of such conversions, the transactions may result in further Section 382 annual limitations of net operating loss carryforwards.


5. Long-term Debt
On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The warrant was valued at $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $27,542 for the quarter ended September 30, 1998.

6. Stock Option Modification
On September 21, 1998, in an effort to retain key personnel, the Board of Directors approved a modification of the outstanding options under the 1995 Stock Option Plan for all active employees and directors of Accent Color Sciences, Inc. Each option holder could elect to continue to hold their existing options or could have the Company re-price their options to an exercise price of $1.00 per share, the fair market value of the common stock as of September 29, 1998. In return for a lower exercise price, the vesting period for such options was extended for one year. The weighted average exercise price of all options outstanding was reduced from $2.90 per share at June 30, 1998 to $1.26 per share after the re-pricing. No compensation expense was recognized pursuant to this modification because the exercise price of the modified stock option equaled the market price of the common stock on the date of the re-pricing.

7. Nasdaq Listing Requirement
As of September 30, 1998, the Company was not in compliance with the net tangible asset requirement for continued listing on the Nasdaq National Market. The Company is reviewing various strategies to increase its net tangible assets and restore compliance with this requirement. If its common stock cannot remain listed on the Nasdaq National Market, the Company would seek to have it listed on the Nasdaq Small Capitalization Market, although the Company can give no assurance that this will occur.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Quarter Ended September 30, 1998 compared to Quarter Ended
September 30, 1997.

System Shipments. A total of sixteen systems were shipped in the quarter ended September 30, 1998 compared to thirteen systems in the quarter ended September 30, 1997. Shipments for the third quarter of 1998 included fifteen Truecolor System upgrades and one new system. These systems were recorded as deferred revenue in accordance with the revenue recognition policy of the Company. Backlog of Truecolor Systems as of September 30, 1998, consisted of thirty-six systems totaling approximately $4,300,000 of which nineteen are scheduled to be shipped during the fourth quarter.

Revenue Recognized. The Company currently sells its Truecolor System with a 90-day warranty. Until such time that the Company has adequate history to estimate future warranty costs, revenue resulting from the shipment of Truecolor Systems will be deferred until the end of the warranty period. The Company expects to obtain a sufficient amount of history to estimate future warranty costs by the end of the fourth quarter of 1998, which will then allow the Company to recognize revenue on Truecolor Systems upon shipment. Revenue recognition on consumables and spare parts occurs upon shipment. The Company recognized revenue on one system, totaling $140,000, for the quarter ended September 30, 1998 compared to three systems, totaling $450,000, for the quarter ended September 30, 1997. As of September 30, 1998, there were twenty-eight new systems and twenty-three upgrades, totaling $4,280,000, in deferred revenue yet to be recognized as revenue by the Company.

Consumables and spare parts sales were $525,000 for the quarter ended September 30, 1998 compared to $289,000 for the quarter ended September 30, 1997. Sales of consumables and spare parts were higher in the third quarter of 1998 compared to the third quarter of 1997 as our OEM customers have continued to fill their sales and support channels for the wide-head version of the Truecolor System.

Costs of Production. Costs of production decreased 55% from $1,915,000 for the quarter ended September 30, 1997 to $861,000 for the quarter ended September 30, 1998. This decrease was primarily attributed to (i) a decrease in system sales in the third quarter of 1998 compared to the third quarter of 1997, (ii) less manufacturing overhead payroll costs due to the reduction in personnel, and (iii) a reduction in various operating costs associated with production. These items were partially offset by an increase in cost of sales for consumables and spare parts totaling approximately $100,000 due to higher sales in the third quarter of 1998 compared to the third quarter of 1997.

Research and Development Expenses. Research and development expenses decreased 62% from $2,369,000 for the quarter ended September 30, 1997 to $896,000 for the quarter ended September 30, 1998 as the Company directed its efforts toward production, sales and market development with a less significant emphasis on research and development. The decrease in research and development expenses was primarily attributed to four major factors: (i) a reduction in payroll related costs due to the reduction in personnel during 1998, (ii) the Company's completion of payments, in 1997, to Spectra, Inc. ("Spectra") to maintain exclusivity rights, (iii) a reduction in design and development costs paid to Spectra associated with the development of the ink jet printheads for the enhanced wide-head version of the Truecolor System, and (iv) a decrease in general design and development expenses.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 10% from $979,000 for the quarter ended September 30, 1997 to $885,000 for the quarter ended September 30, 1998. This decrease was primarily due to less payroll related costs as a result of the reduction in personnel in addition to a reduction in professional fees and other administrative expenses. These items were offset by an increase in Marketing and Service costs of approximately $140,000, which primarily encompassed costs incurred for travel and consultants to support the increased sales and marketing efforts and a reclassification of service related costs. Service costs, consisting primarily of technical support, were classified as costs of production during 1997. Beginning in the second quarter of 1998, such costs are now classified as marketing, general and administrative.

Interest Expense and Other (Income) Expense. Interest expense increased 37% from $60,000 for the quarter ended September 30, 1997 to $82,000 for the quarter ended September 30, 1998. This increase was primarily attributed to interest expense and amortization of the debt discount associated with the loan obtained from IBM in July 1998. Interest income decreased 70% from $104,000 for the quarter ended September 30, 1997 to $31,000 for the quarter ended September 30, 1998. This decrease was attributed to a greater amount of cash available for investment in the third quarter of 1997 as compared to the third quarter of 1998, as the Company still retained funds from the initial public offering in December 1996.

Nine Months Ended September 30, 1998 compared to Nine Months
Ended September 30, 1997.

System Shipments. A total of thirty-two systems were shipped in the nine months ended September 30, 1998 compared to seventeen systems in the nine months ended September 30, 1997. Shipments for the first nine months of 1998 included twenty-three Truecolor System upgrades and nine new systems. Upon shipment, such systems were recorded as deferred revenue in accordance with the revenue recognition policy of the Company.

Revenue Recognized. System sales were $827,000 for the nine months ended September 30, 1998 compared to $450,000 for the nine months ended September 30, 1997. Sales for the first nine months of 1998 consisted of revenue recognized on nine systems, of which two were Truecolor System upgrades.

Consumables and spare parts sales were $1,176,000 for the nine months ended September 30, 1998 compared to $835,000 for the nine months ended September 30, 1997. This increase was attributed to our OEM customers continuing to fill their sales and support channels for the enhanced wide-head Truecolor System.

Costs of Production. Costs of production decreased 18% from $4,443,000 for the nine months ended September 30, 1997 to $3,639,000 for the nine months ended September 30, 1998. This decrease was primarily attributed to less payroll costs due to the reduction in personnel in addition to a decrease in recruiting costs and other production related expenses. These items were partially offset by an increase in cost of sales for systems and spare parts totaling approximately $605,000 due to higher sales in the first nine months of 1998 compared to the first nine months of 1997.

Research and Development Expenses. Research and development expenses decreased 49% from $6,735,000 for the nine months ended September 30, 1997 to $3,424,000 for the nine months ended September 30, 1998 as the Company directed its efforts toward production, sales and market development with a less significant emphasis on research and development. The decrease in research and development expenses was primarily attributed to four major factors: (i) a reduction in payroll related costs due to the reduction in personnel during 1998, (ii) the Company's completion, in 1997, of payments to Spectra to maintain exclusivity rights, (iii) a reduction in design and development costs paid to Spectra related to the development of the ink jet printheads for the enhanced wide-head version of the Truecolor System, and (iv) a decrease in design and development expenses and materials procured for research and development.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 13% from $3,469,000 for the nine months ended September 30, 1997 to $3,005,000 for the nine months ended September 30, 1998. This decrease was primarily attributed to a reduction in related payroll costs due to the reduction in personnel during 1998 in addition to a decrease in costs incurred for professional services, primarily legal and consulting fees. Marketing and Service costs, however, increased by approximately $390,000, which encompassed costs incurred for trade shows, travel and consultants to support the increased sales and marketing efforts in 1998 and a reclassification of service related costs. Service costs, consisting primarily of technical support, were classified as costs of production during 1997. Beginning in the second quarter of 1998, such costs are now classified as marketing, general and administrative.

Interest Expense and Other (Income) Expense. Interest expense decreased 52% from $201,000 for the nine months ended September 30, 1997 to $97,000 for the nine months ended September 30, 1998. This decrease was primarily attributed to the elimination of interest expense resulting from the final payment of outstanding debt with Xerox Corporation in the second half of 1997. Interest income decreased 78% from $458,000 for the nine months ended September 30, 1997 to $103,000 for the nine months ended September 30, 1998. This decrease in interest income was attributed to a greater amount of cash available for investment in the first nine months of 1997 as compared to the first nine months of 1998, primarily due to the Company's initial public offering in December 1996.

Liquidity and Capital Resources
The Company's need for funding has continued from period to period as it has increased its marketing and sales efforts, continued its research and development activities for the enhancement of Truecolor Systems and increased production of Truecolor Systems. To date, the Company has financed its operations through customer payments, borrowings and sale of equity securities.

Through September 30, 1998, the Company had received $7.8 million from the delivery of Truecolor Systems to customers, net proceeds of $10.3 million from borrowings and the sale of debt securities, net proceeds of $2.5 million from the exercise of warrants and stock options and net proceeds of $43.4 million from the sale of equity securities. Of the net equity proceeds, $24.4 million was raised in the Company's initial public offering in December 1996 and the balance of $19.0 million was raised through the private placement of equity securities.

As of September 30, 1998, the Company's primary source of liquidity was cash and cash equivalents totaling $2.1 million.

Operating activities consumed $8.2 million in cash during the first nine months of 1998 compared to $13.7 million in the first nine months of 1997. This decrease was primarily attributed to a decrease in the net loss of the Company, a reduction in prepaid expenses and an increase in deferred revenue due to system shipments. This was partially offset by an increase in inventories and a decrease in accounts payable and other long-term liabilities.

Capital expenditures decreased 89% from $1.2 million for the nine months ended September 30, 1997 to $138 thousand for the nine months ended September 30, 1998. This decrease was primarily attributed to leasehold improvements made in the first quarter of 1997 to occupy the second floor of the facility currently leased by the Company and purchases of manufacturing and test equipment throughout the first nine months of 1997 to support the Company's development and manufacturing efforts. The Company's planned capital expenditures for the remainder of 1998 are approximately $415,000 and will be primarily to support the manufacturing capabilities of the Company.

On July 21, 1998, the Company entered into a loan agreement with IBM to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The warrant was valued at $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $27,542 for the quarter ended September 30, 1998.

As of September 30, 1998, the Company was not in compliance with the net tangible asset requirement for continued listing on the Nasdaq National Market. The Company is reviewing various strategies to increase its net tangible assets and restore compliance with this requirement. If its common stock cannot remain listed on the Nasdaq National Market, the Company would seek to have it listed on the Nasdaq Small Capitalization Market, although the Company can give no assurance that this will occur.

Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 1998 will be to fund operating losses, marketing and sales efforts, commercial production of the enhanced Truecolor System and the further development and enhancement of the Company's products. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing.

Under the current operating plan, the Company believes that its existing cash resources and the funds obtained through the loan agreement with IBM will be sufficient for the financing of its operations and capital expenditures through the fourth quarter of 1998. In the event the Company is unsuccessful in achieving its operating plan, the Company would expect to reduce costs and capital acquisitions in order to fund cash requirements through the end of 1998. The Company is continuing to review various financing strategies, both debt and equity, that would enable it to fund operations in 1999. The Company is a development stage company and it is expected that quarterly net losses will continue through at least the third quarter of 1999.


Year 2000
The Year 2000 date issue arises from the fact that many computer programs use only two digits rather than four to define the applicable year. The Company is currently assessing its major internal management systems for Year 2000 readiness. This assessment includes identification of all critical information management systems, testing Year 2000 readiness of such systems and making corrective fixes or replacing non-compliant systems. The Company's plan also includes obtaining compliance verification from third party vendors supplying critical software, and communication with significant suppliers to determine their plans to address their own Year 2000 issues. The Company has not completed its assessment, but intends to make any corrective action necessary as a result of such review. All costs associated with internal Year 2000 readiness has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. The Company expects to complete its Year 2000 assessment by June 1999.

The Company presently believes that with modifications of current software and conversions to new software, the Year 2000 issues can be mitigated. However, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that the Year 2000 compliance problems of the Company or its customers or suppliers will not have a material effect on the Company's business, financial condition or results of operation.


Forward-Looking Statements
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan;
(iii) the ability of the Company to remain listed on the Nasdaq National Market; (iv) the dependence of the Company on third party suppliers for certain key technology elements; (v) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (vi) the potential fluctuations in the Company's quarterly results of operations; and (vii) the ability of the Company to identify and remediate significant internal Year 2000 problems and ensure that corrective action, if necessary, is being taken by the Company's customers and suppliers. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1997 as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.
Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.
Item 5.  Other Information
None.
Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
Exhibit 10.1 - Loan Agreement between the Company and
International Business Machines Corporation.
Exhibit 10.2 - Promissory Note between the Company and
International Business Machines Corporation.
Exhibit 10.3 - Security Agreement between the Company and
International Business Machines Corporation.
Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K
There were no reports on Form 8-K filed during the quarter ended
September 30, 1998.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Dated     November 16, 1998     By /s/ Charles E. Buchheit
                                     Charles E. Buchheit
                                        President and Chief
                                        Executive Officer

                                   By /s/ Patrick J. Pedonti
                                     Patrick J. Pedonti
                                        Vice President and Chief
                                        Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)