Form 10-K
period 1998-12-31
ACCENT COLOR SCIENCES INC
filed 1999-03-31
CIK 921898

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-K

            /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes/X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

 The aggregate market value of common stock held by non-affiliates of the registrant as of March 5, 1999 was $7,038,099.

  The number of shares outstanding of the registrant's common stock as of
                       March 5, 1999 was 13,942,721.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.




                        ACCENT COLOR SCIENCES, INC.

                                 FORM 10-K
                   For The Year Ended December 31, 1998
                                   INDEX
Part I
Item 1.    Business                                                    1
Item 2.    Properties                                                  6
Item 3.    Legal Proceedings                                           6
Item 4.    Submission of Matters to a Vote of Security Holders         6

Part II
Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters                                         7
Item 6.    Selected Financial Data                                     7
Item 7.    Management's  Discussion and Analysis of
           Financial  Condition and Results of Operations              9
Item 8.    Financial Statements and Supplementary Data                16
Item 9.    Changes  in  and Disagreements with Accountants
           on Accounting and Financial Disclosures                    32

Part III
Item 10.   Directors and Executive Officers of the Registrant         32
Item 11.   Executive Compensation                                     33
Item 12.   Security  Ownership of Certain Beneficial
           Owners  and  Management                                    37
Item 13.   Certain Relationships and Related Transactions             38

Part IV
Item  14.  Exhibits, Financial Statement Schedules and
           Reports  on  Form  8-K                                     39

Signatures                                                            41


                                 PART I

Item 1.   Business

General
Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems") for integration with digital, high-speed, black-on-white printers and sells related consumables. Spot color printing involves the use of color to enhance traditional black-on-white documents by accenting critical information, such as a balance due on a billing statement, or by printing graphics, such as a company logo. The Company believes its Truecolor Systems are the first, and only, printers capable of cost-effectively printing or highlighting variable data (text or graphics which may vary from page to page) in multiple standard and custom colors with the speed and functionality of existing high-speed (more than 80 pages per minute), black-on-white printers. Truecolor Systems are designed to address what the Company believes is a substantial, unfulfilled demand for spot color printing in the production printing and production publishing segments of the digital printing market. Accent Color's strategy is to penetrate these global markets through strategic relationships with major original equipment manufacturers ("OEMs"). The primary OEMs that serve these markets include International Business Machines Corporation ("IBM"), Oce Printing Systems GmbH. ("Oce") and Xerox Corporation ("Xerox").

Truecolor Systems are designed to print spot color in high-speed, high-volume applications at a low incremental cost per page without diminishing the speed or performance of the high-speed, black-on-white host printer or affecting the end user's existing operational methods. Truecolor Systems are capable of printing up to 501 pages per minute, utilizing up to eight different colors, including custom colors, to print or highlight fixed or variable data. Truecolor Systems combine the Company's proprietary paper handling technology with patented ink jet technology from Spectra, Inc. ("Spectra"). The Company holds an exclusive right to supply products which include Spectra ink jet printheads to print color on the black-on-white output from specified high-speed printers from Xerox, IBM, Oce and certain other parties through the year 2002, however, the Company is currently not in compliance with certain volume purchase requirements necessary to maintain such exclusivity. The Company is in discussion with Spectra to establish a revised requirement for exclusivity, but can give no assurance that an agreement preserving exclusivity can be reached. The Company's primary channel to market for its Truecolor Systems are OEMs of high-speed, black-on-white printers and the Company is presently focused on targeting the production printing segment of the overall market opportunity. According to CAP Ventures, Inc. ("CAP Ventures"), a printing industry market research firm, the 1996 year-end installed base of digital, high-speed, black-on-white printers used in the production printing segment of the digital printing market in the U.S. was approximately 15,200 and the installed base of these printers is projected to grow at a five-year compounded annual growth rate ("CAGR") of approximately 6% to 20,500 systems by the year 2001. In addition, approximately 3,200 digital, high-speed, black-on-white printers were sold into this market segment in the U.S. in 1996. Revenue from new system sales, supplies and service exceeded $2.1 billion in 1996 and is expected to grow at a five-year CAGR of approximately 7% to $2.9 billion by the year 2000. This growth is further driven by the number of pages printed per year, which is projected to grow at a five-year CAGR of approximately 7% by the year 2001.

To facilitate access to its target markets, the Company has entered into agreements with IBM and Groupe SET International ("Groupe SET"), a European provider of high-speed digital printing solutions headquartered in Paris, France. IBM and Groupe SET are marketing, selling and servicing Truecolor Systems under their respective corporate logos and product identifications. The Company also sells consumables comprised of standard and custom color wax-based inks, as well as spare parts used with Truecolor Systems. The Company expects that consumables will generate recurring revenue, which the Company believes will increase as the installed base and usage of Truecolor Systems increase. According to Dataquest, continuous forms and cut sheet high-speed, black-on-white printers servicing typical applications in the production printing market produce approximately 2.2 million and 0.7 million pages per month, respectively.

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


Products


ACS Truecolor System
The Company currently offers a continuous form version of Truecolor Systems which is marketed under the corporate logos and product identifications of the Company's OEM customers. The selling price of the Company's Truecolor Systems to its OEM customers ranges from $114,000 to $130,000, depending on model, options, and terms and conditions of purchase.

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

Consumables. The wax-based ink used in the Truecolor Systems is sold in six-kilogram packages containing 60 individual wax-based ink blocks to the Company's OEM customers. The Company purchases its wax-based ink from Spectra. As long as the Company purchases its wax-based inks exclusively from Spectra, Spectra is prohibited, through its agreement with the Company, from knowingly supplying the wax-based ink directly to the Company's OEM customers. Similarly, IBM and Groupe SET are currently prohibited from purchasing wax-based ink from sources other than the Company, subject to certain conditions.

Spare Parts. The Company expects that periodic preventive maintenance and repair will need to be performed on Truecolor Systems and will include the replacement of damaged or worn parts which are expected to be supplied exclusively by Accent Color to the OEM customer. These replacement parts are produced by subcontractors and suppliers according to the Company's design specifications.


Product Development
The Company considers the enhancement of its present products to be its research and development priority. Consequently, the Company currently devotes a significant portion of its resources to product development. The Company plans to commit resources to enhance its technology in the areas of (i) higher resolution ink jet printing, (ii) advanced paper handling functionality, particularly duplex printing (the ability to print on both sides of a page), (iii) wider ink jet printheads for greater color coverage per page and (iv) process color printing. The Company also plans to devote substantial resources in the near-term to assure the quality, performance and cost reduction of its Truecolor Systems.

Accent Color considers its on-going efforts in engineering, research and development to be a key component of its strategy. The Company believes that its future success will depend in part on its ability to continue to enhance and cost reduce its existing products and to develop new products. The Company's research and development activities consist of both long-term efforts to develop and enhance products and services and short-term projects to make modifications to respond to the immediate needs of its OEM customers.

The Company's products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third party development for certain components of its products. Internal development enables Accent Color to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created development processes for creating and enhancing its products. Product documentation is generally created internally in coordination with its OEM customers.
The Company expended approximately $6.9 million, $8.8 million and $4.2 million on engineering and research and development in the years ended December 31, 1996, 1997 and 1998, respectively. As the Company transitions toward a commercial operation with increasing focus on manufacturing and sales it anticipates it will be able to further reduce its research and development spending. As of March 5, 1999, Accent Color had 25 employees engaged in engineering and research and development.

Manufacturing and Assembly
The Company's manufacturing strategy has been to design a product based upon a relatively small number of discrete modules that can be subassembled and tested by other parties. Other than the patented ink jet printheads supplied by Spectra, the Company believes these modules can be readily procured on competitive terms. Initially, a substantial amount of assembly will be done by the Company prior to the completion and implementation of subcontract agreements with those suppliers of the major modules that the Company has determined are suitably qualified. The Company has identified subcontract manufacturing companies to be the primary manufacturers of the five major modules of Truecolor Systems. The Company believes that these companies have both the manufacturing and quality assurance capabilities to satisfy the Company's supplier qualification process, which initially qualifies and monitors ongoing performance to the Company's cost, quality and schedule requirements. The Company has implemented a formal quality control program to inspect parts received from subcontractors to determine whether they comply with
Company specifications. The Company monitors adherence to these procedures through site visits and direct supervision.

The Company has made product assurance and quality a priority in its business strategy. In pursuit of this goal, the Company has adopted a formal approach to documentation control, design, manufacturing and business process definition and has implemented an integrated business system software package to manage key processes. Accent Color also subjects the component modules and each complete Truecolor System to extensive testing during the assembly process. An important part of the testing involves extensive print quality tests in which the Company uses a variety of paper grades and test patterns designed to verify accuracy, color and other performance characteristics prior to shipment.

Marketing, Product Support, Sales and Training
Accent Color has initially adopted a third-party distribution strategy that employs OEM customers to address the global market. Currently, two such OEM customers purchase Truecolor Systems for integration with their high-speed, black-on-white printing systems and currently markets them for both installed printers and new printers under their corporate logos and product identifications. The goals of these relationships are to (i) rapidly penetrate the market represented by both the existing installed base and new sales of high-speed, black-on-white printers, (ii)
substantially reduce the cost and time required for the Company to develop a direct sales and service organization of its own, (iii) quickly gain credibility and market acceptance by meeting the technical requirements typically set by such OEM customers and (iv) integrate the Company's Truecolor Systems with certain hardware and supporting software marketed by these OEM customers. The Company may enter into relationships with other OEM customers covering additional segments of the digital, high-speed printing market. The Company generally expects to receive monthly or quarterly, non-binding, rolling forecasts of future orders for its products from its OEM customers. The forecasts will usually cover the subsequent 12 months. The Company will plan its future activities, in part, on the basis of these forecasts. OEM customers are expected to place actual orders by submitting purchase orders, generally on a monthly basis, which cover product requirements from four months from the date of the purchase order.

Accent Color provides marketing focus and sales support for its OEM customers. This includes technical advice, as required, regarding the optimal use of Truecolor Systems in demanding applications, the preparation and production of custom print samples and participation in the formulation of marketing initiatives to position and promote Accent Color's products against any perceived or emerging competitors. The Company expects to benefit from this interaction in three significant ways, (i) by being directly involved in the sales process with end user customers, (ii) by identifying market opportunities where there is a strong need for document enhancement or other commercial benefit using the spot color printing capabilities of Truecolor Systems and (iii) by receiving timely feedback on end user needs and desires which will drive product enhancement and new product development.

The OEM customers, IBM and Groupe SET, also distribute wax-based inks provided by Accent Color through their existing supply channels. Accent Color currently provides sales support to meet the end user requests to create custom colors using the Company's wax-based inks. IBM and Groupe SET will also distribute spare parts provided by Accent Color for Truecolor Systems and will provide field service through their established service organizations. This will provide end users with the first three levels of customer support coverage, consisting of on site field service for installation and maintenance, central technical support at a national and international level and extensive stocking of spare parts to ensure adequate responsiveness. In exceptional circumstances, Accent Color's technical support group will assist IBM and Groupe SET to resolve unusual maintenance situations, should the need arise, via 7-day/24-hour telephone coverage. In addition, IBM and Groupe SET will also provide training for their internal organizations and end users. To support this activity, Accent Color has undertaken training course development and has provided initial training classes to the education and training organizations of IBM and Groupe SET.

Customers
The Company has entered into agreements with IBM and Groupe SET. Under these arrangements, IBM and Groupe SET intend to market, distribute and support Truecolor Systems under their respective brand names. These agreements are significant in several respects. First, according to CAP Ventures, IBM is one of the leading suppliers of high-speed, black-on-white printers and IBM's AFP/IPDS architecture is continuing to emerge as an industry standard particularly with large end user organizations. Second, the Company's products are designed to be fully integrated with certain hardware and supporting software products marketed by IBM. Third, Accent Color expects that market acceptance of its Truecolor Systems will be accelerated since sales and service will be provided by the well-established sales and service organizations of IBM and Groupe SET. Fourth, the Color Enabler Solution technology, which the Company expects to be developed under the Groupe SET Agreements, will enable it to integrate Truecolor Systems more easily with printing systems from other manufacturers avoiding the need for costly and time consuming product development to accomplish integration.

International Business Machines Corporation. IBM's products are used in corporate data centers and other high-speed printing applications. In April 1996, the Company and IBM entered into a Product Purchase Agreement (the "IBM Agreement"). This agreement is for a term of three years with
IBM  having the right to renew it for two additional one-year terms.   On
March 29, 1999, IBM renewed the Agreement for an additional one-year term. The Company has been informed that Truecolor Systems will be IBM's first product targeted at spot color applications in high-speed printing. The integration of color into IBM's AFP (Advanced Function Printing) protocol and the use of the Truecolor System as an integrated post-processing device attached to the IBM 3900 and IBM InfoPrint 4000 high-speed, black-on-white printers are expected to be marketed worldwide by IBM's international operations.

Under the IBM Agreement, IBM has committed to purchase consumables from the Company for one year from the date of general availability of the HC2 Model of Truecolor Systems, which was in March 1998, to IBM customers and, if certain conditions concerning competitive pricing are met, thereafter as well. The IBM Agreement also requires the Company to warrant its products against manufacturing defects for 90 days after initial installation. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products to IBM at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. If the Company is unable to perform its obligations under the agreement, after a cure period, the IBM Agreement affords IBM certain backup manufacturing rights, including the right to manufacture, or have a third party manufacture, the Company's Truecolor Systems. This right to manufacture is limited to the specific types of units not properly delivered and may be terminated if the Company is thereafter able to deliver the units in question in compliance with the terms of the IBM Agreement.

Groupe SET International. In August 1997, the Company and Groupe SET entered into two Product Development and Distribution Agreements (the "SET Agreements"). The SET Agreements have an initial term extending to December, 2001. Under the first agreement, Groupe SET is expected to market, sell and service Accent Color's Truecolor Systems with the SET-M3056SF and other high speed black-on-white printing systems to target the high speed continuous forms printing segment of the production printing market for applications such as billing statements, brochures and direct mail. Under the second agreement, Groupe SET developed a version of its "plug-and-play" Color Enabler Solution ("CES") data interpreter and print controller technologies to allow Accent Color's Truecolor Systems to interface to a wide variety of high speed continuous form and cut sheet black-on-white printers which are not highlight color enabled. In addition, the Color Lay Out ("CLO") software option is expected to enhance customer applications by providing up to 8 colors of highlight color capability without modifying the existing application software.

Backlog
The Company measures backlog based on purchase orders for Truecolor Systems, consumables and spare parts that have not yet been shipped. A substantial amount of the Company's backlog can be modified or canceled prior to 30 days before shipment without penalty, except for the recovery of the Company's actual costs. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. As of December 31, 1998, the Company's total backlog was approximately $4.8 million.

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

Competition in the markets for the Company's products is highly fragmented. The Xerox 4890 (a similar product is also marketed by Xerox as the DocuPrint 390HC) is a spot color printer, which prints in black and one color per job (out of a limited palette). It is capable of printing 92 pages per minute but does not offer custom colors. BESTE Bunch Systems markets a color offset press used as a downstream add-on to Oce or IBM high-speed, black-on-white printers. While it is capable of providing color logos, it does not print variable data, requires a longer time to set up and requires specialized skills. The use of this offset press also requires additional processes of negative production and plate making. Oce has introduced two products, the DC210 and the DC155. The DC210 is a web based, while the DC155 is a cut-sheet system. Both are based on electrophotographic imaging. However, both systems provide only one highlight color and have dramatically reduced print speeds when highlight colors are used, thus rendering them less than ideal for the market. In addition, there are production full process color digital printing systems available which operate at print speeds of up to 100 pages per minute, including the Xeikon DCP-50 and the Xerox DocuColor 40. These systems have relatively high print costs per page and operate at much lower speeds than typical applications in the production printing market segment require, making them impractical for high-speed print jobs.

Scitex Digital Printing offers a product based on liquid ink-jet technology, which can print at high speed and in multiple colors. This system, though, would require a potential user currently using electrophotographic systems such as those from IBM, Xerox and Oce to completely change equipment and re-train operators to use a different process. The Company believes that the cost and disruption of such an implementation would be prohibitive except in a few very large single applications.

Atlantic Zeiser has demonstrated the use of a continuous type of liquid ink jet technology, which may be attached to the output of a black only laser devise. The system was demonstrated as a technology, and is not currently available for sale.

In addition to direct competition from other firms utilizing high-speed color technologies, there exists potential direct competition from firms improving technologies used in low-speed to medium-speed color printers and indirect competition from firms producing pre-printed forms. Manufacturers of high-speed, black-on-white printers may also, in time, develop comparable or more effective color capability within their own products, which may render the Company's products obsolete.

Intellectual Property
The Company's ability to compete effectively will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, its suppliers and its employees to enter into nondisclosure agreements. As of March 5, 1999, the Company had been granted three patents by the U.S. Patent and Trademark Office relative to the mechanical design of the Company's paper handling and color printing system, which form the core of the Truecolor Systems. In addition, the Company has filed applications for two additional patents relative to certain enhancements of Truecolor Systems technology. The Company has also filed foreign patent applications seeking patent protection in several foreign countries.

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

Employees
As of March 5, 1999, the Company employed 66 individuals, of whom 25 employees were engaged in engineering and research and development, 23 employees in manufacturing and operations, 9 employees in marketing and service efforts, and 9 employees were working in general administration. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.


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


Item 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                 PART II

Item  5.   Market  for Registrant's Common Stock and Related  Stockholder
Matters

The Company's Common Stock began trading publicly on the National tier of the Nasdaq Stock Market under the ticker symbol "ACLR" on December 18, 1996. Prior to this date, there was no public market for the Common Stock. The table below sets forth the per share quarterly high and low sales prices of the Common Stock for the two most recent fiscal years, as reported on the Nasdaq Stock Market.

                                  COMMON STOCK INFORMATION
                                      High         Low
          Year Ended 12/31/98
          First Quarter              $3 3/8       $1 1/2
          Second  Quarter            $3 3/8       $1
          Third  Quarter             $1 13/16     $13/16
          Fourth Quarter             $1 5/32      $1/2

          Year Ended 12/31/97         High         Low
          First Quarter              $15 1/2      $4 7/8
          Second Quarter             $8  1/2      $3 7/8
          Third Quarter              $6 1/16      $3 3/8
          Fourth Quarter             $5  5/8      $2 1/4


As of March 5, 1999, there were approximately 2,393 stockholders of record, which includes those stockholders whose certificates were held by nominees. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Effective March 17, 1999, the Company was delisted from the Nasdaq Stock Market as the Company was in violation of Nasdaq's minimum bid price and net tangible asset level. The Company's Common Stock is now trading on the OTC Bulletin Board under the same ticker symbol.


Item 6.  Selected Financial Data


                                   For the year ended December 31,
                            1994      1995      1996      1997       1998
Statement of
Operations Data:
Sales                    $    -     $   -     $    -    $  1,578   $  8,220
Costs and
expenses:
  Costs of production         -         -      1,272       7,397      9,836
  Research and development  805     3,051      6,932       8,786      4,249
  Marketing, general and
  administrative            336     1,003      4,394       4,439      3,822
  Related party
  administrative
  expense                     -        80         25           -          -
                          -------  --------  ---------  ---------   --------
                          1,142     4,134     12,623      20,622     17,907
Other (income)expense:
  Interest expense           12        83        656         246        200
  Interest income             -         -       (113)       (599)      (117)
                          -------  --------  ---------  ---------   ---------
                             12        83        543        (353)        83
Net  loss  before
extraordinary  item      (1,154)   (4,217)   (13,166)    (18,691)    (9,770)
Extraordinary item:
  Loss on early
  extinguishment of
  debt, net  of
  income  taxes of nil        -         -       (573)          -          -
                          -------  --------  ---------  ---------   ---------
Net loss                  (1,154)  (4,217)   (13,739)    (18,691)    (9,770)

One-time non-cash
imputed dividend
on preferred stock             -        -          -           -       (920)
                          -------  --------  ---------  ---------   ---------

Net loss
applicable to
common stock             $(1,154)  $(4,217)  $(13,739)   $(18,691)  $(10,690)
                         ========  ========  =========  =========  ==========
Net  loss  (basic
and  diluted) per
common share:            $   (.66) $ (2.33)  $  (3.57)   $  (1.77)  $  (.87)

Weighted  average
common shares
outstanding             1,756,841  1,809,240  3,852,982  10,566,890 12,330,903
                        ========== =========  =========  ========== ==========

                                         December 31,

                           1994     1995     1996      1997     1998
Balance Sheet Data:
Cash and cash
  equivalents            $  165   $    1   $ 20,289  $ 4,006  $  1,048
Working  capital
  (deficit)                 (86)  (1,862)    18,189    4,836     2,646
Total assets                246      728     26,951   12,407     6,860
Short-term debt               -       50      1,000        -         -
Long-term debt,  less
  current portion             -    2,020      1,272        -     2,236
Total   shareholders'
  equity (deficit)          (57)  (3,164)    19,345    7,270     1,790


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, manufactures and sells innovative, high-speed, spot color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to cut sheet, black-on-white production printers. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

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

On May 6, 1997, IBM announced the limited availability product introduction phase of the Company's continuous form version of the Truecolor System designed for integration with IBM's 3900 production printing system, which IBM will market as the IBM InfoPrint Hi-Lite Color, model HC1 post processor. The product was announced for general worldwide availability on September 15, 1997.
In August 1997, the Company signed an agreement with Groupe SET International ("Groupe SET"), a European provider of high speed digital printing solutions headquartered in Paris, France. Pursuant to this agreement, Groupe SET will market, sell and service the Company's
Truecolor Systems with the SET-M3056SF and other high speed black-on-white printing systems. In addition, Groupe SET agreed to develop a version of its "plug-and-play" Color Enabler Solution data interpreter and print controller technologies to allow the Company's Truecolor Systems to interface with a wide variety of high speed continuous form and cut sheet black-on-white printers that are not highlight color enabled.

On March 27, 1998, the Company and IBM announced the availability of the IBM InfoPrint Hi-Lite Color post processor, Model HC2. The Model HC2, which incorporates Accent Color Sciences' spot color printing technology, increases color coverage capability by over 250% compared to the Model
HC1. The Model HC2 supports configurations of most models of IBM's InfoPrint 4000 and 3900 continuous form high-speed printers.
Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables is expected to generate recurring revenue, which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increases.

Results of Operations
Comparison  of  Year Ended December 31, 1998 to Year Ended  December  31,
1997

Total Net Sales. The Company currently sells its Truecolor system with a 90-day warranty, which starts when the printer is installed at the end-user customer site. Prior to the quarter ended December 31, 1998, the Company deferred revenue on printer shipments until the end of the 90-day warranty period. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, determined that it had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The
Company will continue to defer revenue on shipments to its second OEM customer until systems are in production and are past the warranty period or until the Company has adequate warranty history with that customer. As of December 31, 1998 and 1997, the Company had deferred revenue of $595,000 and $2,496,000 related to Truecolor Systems shipped. Total net sales were $8,220,000 for the year ended December 31, 1998 compared to $1,578,000 for the year ended December 31, 1997. Of the sales recognized in 1998, $2,496,000 resulted from deferred revenue recorded in 1997. Printer sales represented 81% of total net sales for the year ended December 31, 1998 while sales of consumables and spare parts represented 19%.

Printers. Printer sales were $6,654,000 for the year ended December 31, 1998 compared to $658,000 for the year ended December 31, 1997. Of the sales recognized in 1998, $2,496,000 resulted from deferred revenue recorded in 1997. Sales for 1998 consisted of 48 new systems and 25 system upgrades. A total of 27 systems and 23 system upgrades were shipped during 1998, of which 5 systems shipped in 1998 were recorded as deferred revenue. Below is a summary of system shipments and system revenue for the year ended December 31, 1998:


                                         Units               Dollars
                                     New      System       New Systems &
                                  Systems    Upgrades         Upgrades

  Deferred revenue as of
    December 31, 1997                26           2       $  2,496,000
  Plus: Shipments in 1998            27          23          4,753,000
  Less: Revenue recognized in 1998  (48)        (25)        (6,654,000)
                                   -------     ------      -------------
  Deferred revenue as of
    December 31, 1998                 5           -       $    595,000
                                   =======     ======      =============

As of December 31, 1998, the Company's backlog consisted of 35 systems, 3 system upgrades and consumables totaling $4,838,000.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $1,566,000 for the year ended December 31, 1998 compared to $920,000 for the year ended December 31, 1997.

Costs of Production. Costs of production increased from $7,397,000 for the year ended December 31, 1997 to $9,836,000 for the year ended December 31, 1998. This increase was attributed to the cost of goods sold related to the increased sales of printers, consumables and spare parts totaling $5,877,000 and was off-set by reduced overhead spending mainly in payroll related costs and reductions in charges for inventory reserves totaling $1,142,000 and $1,814,000, respectively.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses decreased 52% from $8,786,000 for the year ended December 31, 1997 to $4,249,000 for the year ended December 31, 1998 as the Company directed its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to four major factors:
(i) a reduction in payroll and related costs due to the reduction in personnel in 1998, (ii) a reduction in design and development costs paid to Spectra associated with the development of ink jet printheads for the enhanced wide-head version of the Truecolor Model HC2 system, (iii) the Company's completion of the payments, in 1997, to Spectra to maintain exclusivity rights, and (iv) a decrease in general design and development costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased from $4,439,000 for the year ended December 31, 1997 to $3,822,000 for the year ended December 31, 1998. This decrease was primarily due to a reduction in payroll related costs as a result of the reduction in administrative personnel in 1998 and a reduction in professional service costs. These items were offset by an increase in marketing and service expenses of approximately $443,000, which included increased marketing costs for travel and consultants to support the increased sales and marketing efforts and a reclassification of service related costs. Service costs, consisting primarily of customer technical support, were classified as costs of production during 1997. Beginning in 1998, such costs are now classified as marketing, general and administrative.

Interest Expense and Other (Income) Expense. Interest expense decreased 18.7% from $246,000 for the year ended December 31, 1997 to $200,000 for the year ended December 31, 1998. This decrease was due to the Company having an outstanding loan from Xerox for the full year 1997 compared to a similar sized loan from IBM for only 7 months in 1998. Interest income decreased 80.5% from $599,000 for the year ended December 31, 1997 to $117,000 for the year ended December 31, 1998. This decrease in interest income was attributed to a greater amount of cash available for investment in 1997 as compared to 1998.

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


Liquidity and Capital Resources
The Company's need for funding has increased from period to period as it has increased its marketing, sales and service efforts, continued its research and development activities for the enhancement of Truecolor systems and increased production of Truecolor systems. To date, the Company has financed its operations through customer payments, borrowings and the sale of equity securities.

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

On July 21, 1998, the Company entered into a loan agreement with IBM to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The warrant was valued at $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $60,593 for the year ended December 31, 1998.

Operating activities consumed $9.2 million in cash in 1998 compared to $18.9 million in 1997. This decrease was primarily attributed to a decrease in the net loss of the Company and a decrease in inventories. This was partially offset by an increase in accounts receivable, a decrease in accrued expenses and a decrease in deferred revenues.
Capital expenditures decreased 87% from $1.3 million for the year ended December 31, 1997 to $169,000 for the year ended December 31, 1998. Capital expenditures during 1998 primarily reflected acquisitions of equipment to support the Company's manufacturing activities. This decrease was primarily attributed to lower capital expenditures requirements in 1998, since in 1997, the Company had completed the majority of equipment acquisitions to support its near-term manufacturing needs. The Company had no significant capital expenditure commitments at December 31, 1998.

During 1998, the Company continued to adjust its staffing levels from a high of 140 full-time, part-time and contract employees as of December 31, 1997 to 67 employees as of December 31, 1998. On March 11, 1999, the Company completed a reduction of personnel to align its expenses with current sales demand. In connection with this reduction, the Company eliminated 19 positions and recorded a charge of approximately $61,000 for employee severance. Of the total reduction, approximately 37% was in the area of operations, 53% in research and development and 10% in marketing, general and administrative.

As of December 31, 1998, the Company's primary source of liquidity was cash and cash equivalents totaling $1.0 million. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 1999 will be to fund operating losses, marketing and sales efforts, commercial production of the enhanced Truecolor System and the further development and enhancement of the Company's products. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures during the second half of 1999. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, product costs, engineering and customer and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through at least the fourth quarter of 1999.


Year 2000
Year 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-K regarding Year 2000 compliance.

Year 2000 Issue Defined. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

State of Readiness. The Company's Information Technology ("IT") department began addressing the Y2K issue in 1996 as we evaluated the purchase of new software applications and hardware systems. During the fourth quarter of 1996, IT researched methodologies to manage the Y2K program and established a process that matched the resources available within the Company. The initial step in the process was to organize a team of both IT and non-IT employees and explain their roles in the process. The second step of the process was to establish an inventory of all potential areas where the Y2K problem could exist. The inventory included; server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware
(BIOS), PC operating systems, PC application software, phone system, security system, the Company's products (hardware BIOS and software), and our vendors. Each area listed in the inventory was assigned to a team member to evaluate the current Y2K compliance and where required, recommend a solution correct a Y2K problem. A database was created for all items to track the status to completion. All IT systems, except the phone system, have been updated to be Y2K complaint. The phone system will be updated in second quarter, 1999. During second quarter 1999, we will test the compliance of primary software applications in our test environment to confirm that vendor statements are consistent with our test results.

Accent Color Sciences Products. The Company designs and manufactures high-speed color printing systems for integration with digital high-speed black on white printers. The Company has tested and confirmed that the printer's BIOS are compliant where required. Software that operates on the printer has been tested and is confirmed to be Y2K compliant. Future software releases will include as part of the software regression test a reconfirmation that the software remains Y2K compliant.

Third Party Relationships. The Company's business operations are heavily dependent on third party materials suppliers. The Company is working with all key external partners to identify and to mitigate the potential risks of Y2K. The failure of external parties to resolve their own Y2K issues, in a timely manner, could result in a material financial risk to the Company. As part of the overall Y2K program, the Company is actively communicating with third parties through correspondence. Because the Company's Y2K compliance is dependant on the timely Y2K compliance of third parties, there can be no assurance that the Company's efforts alone will resolve all Y2K issues.

Contingency Plans. The Company has not conducted its assessment of the reasonably likely worst case scenario of systems or product failures and their related consequences. It is expected that the planned testing of IT systems and the completed testing of the Company's product testing will greatly reduce the need for substantial contingency planning. Contingency planning, if required, would begin in third quarter, 1999.

Costs to Address Year 2000 Issues. The Y2K costs incurred to date have not been material. Most software applications, BIOS and operating system upgrades to Y2K compliance were incorporated into the Company's standard licensing agreements. As part of the contingency planning effort we will examine additional potential Y2K costs, where applicable.



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

Need For Additional Funding For Operating And Capital Requirements.   The
Company's  currently  anticipated levels of revenue  and  cash  flow  are
subject  to  many  uncertainties and cannot  be  assured.   Further,  the
Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend on many factors, including the extent and timing of the sale of Truecolor Systems, the cost associated sales and marketing and customer technical support and the Company's operating
results.   There  can  be  no  assurance that,  when  needed,  additional financing  will  be  available, or available  on  acceptable  terms,  and
the Company's ability to raise additional   funds  has   been   adversely
impacted by the March 17, 1999 delisting from the NASDAQ Stock Market. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Operating History; History Of Losses; Uncertainty Of Future Financial Results. The Company was formed in May 1993 and has limited operating history. The Company incurred losses in each year of existence and incurred a net loss of $10,690,000 for the year ended December 31, 1998. As a result of these losses, as of December 31, 1998, the Company had an accumulated deficit of $47,615,000. It is expected that quarterly net losses will continue through at least the fourth quarter of 1999 and that the Company will incur a net loss for 1999.

Uncertainty Of Market Development And Acceptance Of Accent Color's Products. The digital, high-speed printing market has traditionally relied mainly on black-on-white print. There can be no assurance that a market for high-speed, variable data color printing will develop or achieve significant growth. The failure of such market to develop or achieve significant growth would have a material adverse effect on the Company's future results. The Company's products are installed in extremely demanding environments and there can be no assurance the Company's systems will operate successfully in combination with mature black-on-white host systems.

Dependence On A Limited Number Of Customers; Revenue Concentration. The Company anticipates that sales of its Truecolor Systems and consumables to a limited number of OEM customers will account for substantially all of the Company's revenue. As of December 31, 1998, the Company had contracts with only two customers, IBM and Groupe SET. There can be no assurance that these customers will purchase a significant volume of the Company's products.

Product Warranty; Limit On Prices For Spare Parts. The Company warrants its Truecolor Systems to be free of defects in workmanship and materials for 90 days from installation at the location of the end user. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. There can be no assurance that the Company will not experience warranty claims or parts failure rates in excess of those, which it has assumed in pricing its products and spare parts. Any such excess warranty claims or spare parts failure rates could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Limited Protection Of Proprietary Technology And Risks Of Third-Party Claims. The Company's ability to compete effectively will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, suppliers, employees and independent contractors to enter into nondisclosure agreements. In addition, the Company has received a patent, and has filed additional
U.S. and foreign patent applications to protect technology, which the Company believes is proprietary about its technology. There can be no assurance, however, that these agreements, arrangements or patents will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information. A failure of such protection could have a material adverse effect on future results of the Company.

Competition. The Company expects to encounter varying degrees of competition in the markets in which it intends to compete. Products or product improvements based on new technologies could be introduced by other companies with little or no advance notice. Manufacturers of high-speed, black-on-white printers may also, in time, develop comparable or more effective color capability within their own products, which may render the Company's products obsolete. There can be no assurance that the Company will be able to compete against future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its future results.

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


Item 8.  Financial Statements and Supplementary Data


                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accent Color Sciences, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in shareholders' equity (deficit) present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 9, 1999




                        ACCENT COLOR SCIENCES, INC.
                              BALANCE SHEETS


                                          December 31,
                                        1998        1997
Assets
Current assets:
     Cash and cash equivalents      $ 1,048,425 $ 4,005,563
     Accounts receivable              1,321,782     439,934
     Inventories (Notes 2 and 4)      2,269,016   4,611,216
     Prepaid expenses and other
current assets                          216,564     323,306

          Total current assets        4,855,787   9,380,019

Fixed assets, net (Notes 2 and 3)     1,933,043   2,974,422
Other assets, net (Note 2)               71,575      52,698


          Total assets              $6,860,405  $12,407,139


Liabilities and Shareholders'
Equity
Current liabilities:
     Obligations under capital
leases (Note 8)                     $   64,014     $ 61,360
     Accounts payable                  961,626      859,693
     Accrued expenses (Note 2)         588,966    1,041,383
     Customer advances
     and deposits(Note 2)                    -       85,600

     Deferred revenue (Note 2)         595,000    2,496,000

          Total current liabilities  2,209,606    4,544,036

Obligations under capital
leases (Note 8)                         23,116       91,937
Long-term debt, net of discount
(Note 5)                             2,235,593            -
Other long-term liabilities
(Notes 7 and 8)                        601,759      501,644


          Total non-current
              liabilities            2,860,468      593,581

Commitments and contingencies
(Notes 8 and 12)
Shareholders' equity (Note 6,
7 and 13):
     Preferred stock, no par value,
      500,000 shares authorized,
      3,500 and 0 shares issued
      and outstanding                3,049,691            -
     Common stock, no par value,
      35,000,000 and 25,000,000
      shares authorized,
      12,841,881 and 11,989,855
      shares issued and             46,355,604   45,114,633
      outstanding
     Accumulated deficit           (47,614,964) (37,845,111)

          Total shareholders'
           equity                    1,790,331    7,269,522

          Total liabilities and
           shareholders' equity    $ 6,860,405 $ 12,407,139



The accompanying notes are an integral part of these financial statements.

                          ACCENT COLOR SCIENCES, INC.
                           STATEMENTS OF OPERATIONS


                                    For the year ended December 31,

                                   1998           1997           1996
Revenue (Note 2)               $ 8,219,586     $ 1,577,508    $        -

Costs and expenses:
    Costs of production          9,836,379       7,396,828     1,272,357
    Research and development     4,248,779       8,786,217     6,932,017
    Marketing, general and
administrative (Note 11)         3,822,113       4,438,518     4,418,380


                                17,907,271      20,621,563    12,622,754

Other (income) expense:
     Interest expense              199,572         245,550       655,730
     Interest income              (117,404)       (599,041)     (113,126)

                                    82,168        (353,491)      542,604

Net loss before extraordinary
item                            (9,769,853)    (18,690,564)  (13,165,358)

Extraordinary item:
     Loss on early
      extinguishment of debt net
      of income taxes of nil             -               -      (573,303)

Net loss                        (9,769,853)    (18,690,564)  (13,738,661)

Imputed dividend on preferred
 stock (Note 6)                   (920,000)              -             -

Net loss applicable to common
 stock                        $(10,689,853)   $(18,690,564) $(13,738,661)

Net loss (basic and diluted) per
 common share (Note 2):       $       (.87)  $       (1.77) $      (3.57)


Weighted average common shares
 Outstanding (Note 2)           12,330,903      10,566,890     3,852,982


 The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS



                                   For the year ended December 31,
                                    1998           1997          1996
Cash flows from operating
activities:
  Net loss                   $ (9,769,853) $ (18,690,564) $ (13,738,661)


Adjustments to reconcile
net loss to net cash used in
Operating activities:
  Depreciation and
   amortization                 1,208,368      1,128,533        974,184
  Expense related to
   stock and options granted       13,054        345,230              -
  Loss on disposal of
   fixed assets                     4,552         11,460         82,691
  Conversion of accrued
   interest  to common stock            -              -        231,147
  Extraordinary loss on
   extinguishment of debt               -              -        573,303
Changes in assets and
liabilities:
  Accounts receivable            (881,848)      (410,463)       (29,471)
  Inventories                   2,342,200     (1,248,964)    (3,362,252)
  Prepaid expenses and
   other assets                   106,742        188,327       (523,487)
  Accounts payable and
   accrued expenses              (350,484)      (717,230)     1,366,969
  Customer advances and
   deposits                       (85,600)    (1,301,800)       837,400
  Deferred revenue             (1,901,000)     1,546,000        950,000
  Other long-term
   liabilities                     87,061        293,642        133,091

       Net cash used in
       operating activities    (9,226,808)   (18,855,829)   (12,505,086)

Cash flows from investing
activities:
  Proceeds from sale of
   fixed assets                    58,475              -          5,524
  Purchases of fixed assets      (168,776)    (1,256,244)    (2,611,891)
  Cost of patents                 (19,524)       (21,666)       (28,534)


       Net cash used in
       investing activities      (129,825)    (1,277,910)    (2,634,901)

Cash flows from financing
activities:
  Payment of capital lease
   obligations                    (66,167)       (69,146)       (71,953)
  Net proceeds from issuance
   of debentures                        -              -      3,049,768
  Proceeds from issuance of
   warrants                       325,000              -        261,482
  Net proceeds from issuance
   of common stock                      -      4,486,326     33,869,508
  Proceeds from exercise of
   options and warrants            44,625      1,783,587              -
  Net proceeds from issuance
   of preferred stock           3,921,037              -              -
  Payment of notes payable              -              -        (50,000)
  Proceeds from long-term
   debt                         2,175,000              -      2,223,750
  Repayment of debentures               -     (2,350,000)    (3,855,000)

       Net cash provided by
       financing activities     6,399,495      3,850,767     35,427,555

       Net increase
      (decrease) in cash
       and cash equivalents    (2,957,138)   (16,282,972)    20,287,568

       Cash and cash
       equivalents at
       beginning of period      4,005,563     20,288,535            967

       Cash and cash
       equivalents at
       end of period          $ 1,048,425    $ 4,005,563   $ 20,288,535


Supplemental disclosure
  Cash paid for:
      Interest                $    75,089    $   167,188   $    246,509



The accompanying notes are an integral part of these financial statements.


                        ACCENT COLOR SCIENCES, INC.
          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                        Common Stock         Preferred Stock         Accumulated
                     Shares      Amount      Shares     Amount         Deficit             Total
December 31, 1995   2,094,840    $821,291    324,360   $1,430,634   $ (5,415,886)      $ (3,163,961)

Warrants issued
 with debt                  -     261,482          -            -              -            261,482
Proceeds from
 sale               2,625,000   9,460,044          -            -              -          9,460,044
Proceeds from
 initial public
 offering           3,450,000  24,409,464          -            -              -         24,409,464
Conversion of
 Series III
 debentures           607,626   2,116,575          -            -              -          2,116,575
Conversion of
 Preferred
 stock              1,362,309   1,430,634   (324,360)  (1,430,634)             -                  -
Net loss                    -           -          -            -    (13,738,661)       (13,738,661)

December 31, 1996  10,139,775  38,499,490          -            -    (19,154,547)       (19,344,943)

Exercise of
 options               92,250     465,067          -            -              -            465,067
Exercise of
 warrants             394,091   1,445,000          -            -              -          1,445,000
Shares issued in
 connection with the
 Xerox agreement       50,000     218,750          -            -              -            218,750
 agreement
Proceeds from
 sale               1,313,739   4,486,326          -            -              -          4,486,326
Net loss                    -           -          -            -    (18,690,564)       (18,690,564)

December 31, 1997  11,989,855  45,114,633          -            -    (37,845,111)         7,269,522

Proceeds from
 sale                       -           -      4,500    3,921,037              -          3,921,037
Exercise of
 options               37,500      44,625          -            -              -             44,625
Conversion of
 Series B
 Preferred
 Stock                814,526     871,346     (1,000)    (871,346)             -                  -
Warrants issued
 with debt                  -     325,000          -            -              -            325,000
Net loss                    -           -          -            -     (9,769,853)        (9,769,853)

December 31, 1998  12,841,881 $46,355,604      3,500   $3,049,691   $(47,614,964)        $1,790,331


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

Development and testing of a prototype began in January 1994, with a "proof-of-concept" system developed in November 1994. During 1995, the Company began negotiations with major original equipment manufacturers ("OEMs") to enter into formal development relationships. At the same time, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the next generation prototypes that were completed in 1995. As of December 31, 1996, the Company received $1.5 million for the delivery of seven prototype machines to various OEMs, which by the end of 1997, had been fully offset against research and development expense. During 1996, the Company was focused on refining the Truecolor System design and preparing for the commencement of commercial production in the first half of 1997. During 1997, an OEM announced general worldwide availability of the Company's continuous form version of the Truecolor System designed for integration with their production printing system and the Company launched into commercial production. In 1997, all sales were attributable to a single customer. During the first quarter of 1998, the Company introduced to the market a new enhanced version of its product, the wide-head Truecolor System, which it shipped throughout the year. For the year ended December 31, 1998, $8,121,938 or 99% of total sales were attributed to the Company's primary OEM customer.

Through 1997, the Company was considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is no longer considered to be a development stage enterprise as its planned principal operations, which generated significant revenues, commenced in 1998.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures during the second half of 1999. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, product costs, engineering and customer and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through at least the fourth quarter of 1999.

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

Revenue Recognition
Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. Until the Company had adequate information and experience to estimate potential returns, allowances and warranty costs, revenue resulting from Truecolor Systems was deferred until the end of the warranty period. During the fourth quarter of 1998, the Company determined that it had adequate warranty information and experience to begin recognizing revenue upon the shipment of systems to its primary OEM customer. The Company will continue to defer revenue on shipments to its second OEM customer until systems are in production and are past the warranty period or until the Company has adequate warranty history with that product. As of December 31, 1998 and 1997, the Company had deferred revenue of $595,000 and $2,496,000 related to Truecolor Systems shipped. In addition, estimated warranty costs of $344,206 and $83,000 were accrued by the Company as of December 31, 1998 and 1997, respectively. Warranty expense was $180,251, $164,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Patent
Patent costs of $73,399 and $53,875 at December 31, 1998 and 1997, respectively, are capitalized as incurred and are amortized, once issued, using the straight-line method over the shorter of the legal term or estimated useful life. Accumulated amortization was $1,823, $1,177 and $746 at December 31, 1998, 1997 and 1996, respectively.

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

Customer Advances and Deposits
     Customer Advances Under Research and Development Agreements
Amounts advanced pursuant to customer sponsored research and development agreements are recognized as a liability until certain obligations (as defined in the agreements, including delivery and acceptance of certain test units) under the agreements have been met. When the obligations are met, the amounts are offset against research and development expense. There were no deferred advances as of December 31, 1998 and 1997. Amounts offset against research and development expense were $0, $600,000 and $300,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Customer Deposits
Based on sales contracts with certain customers, the Company was entitled, for a limited time, to a percentage of the sales price upon receipt of certain firm purchase orders. Customer deposits of $0 and $85,600 were deferred at December 31, 1998 and 1997, respectively.

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


3.   Fixed Assets
                                         December 31,
                                       1998       1997

     Equipment                    $ 1,643,851 $ 1,564,611
     Computers                        838,367     902,662
     Furniture and fixtures           487,627     487,627
     Leasehold improvements           950,755     953,699
     Purchased software               369,252     369,606
     Capital leases - equipment       294,397     294,397
     Construction in process           29,317           -
                                  ------------ -----------
                                    4,613,566   4,572,602
     Less: accumulated
     depreciation and
     amortization                   2,680,523   1,598,180
                                  ------------ -----------
                                  $ 1,933,043 $ 2,974,422
                                  ============ ===========

Amortization expense for capital leases amounted to $78,887, $77,250 and $42,454 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense was $1,068,241, $971,601 and $485,191 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. Inventories
Inventories consist of the following:
                                                 December 31,
                                               1998        1997

  Raw materials and components             $ 1,185,529  $ 1,590,386
  Work-in-process                              299,271      403,585
  Finished goods                               784,216    2,617,245
                                            ----------- -----------
                                           $ 2,269,016  $ 4,611,216
                                            =========== ===========

5.   Debt

The following table summarizes the Company's current outstanding debt:

                         Stated                            December 31,
                         Intere     Maturity             1998         1997
                           st
                          Rate

  Long-term debt, net
  of unamortized
  discount of $264,407  10.00%   December 31, 2000   $ 2,235,593  $        -

  Less: current portion                                        -           -
                                                     -----------  -----------
                                                     $ 2,235,593  $        -
                                                     ===========  ===========

IBM Loan Agreement
On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The fair value of the warrant using an option pricing model was determined to be $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $60,593 for the year ended December 31, 1998.

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

At the time of issuance, holders of notes of the Interim Financing received warrants to purchase an aggregate of 45,000 shares of common stock at an exercise price of $8.00 per share with an expiration date of October 11, 2001. The Interim Financing Warrants were valued at $123,450, and accordingly this amount was allocated to common stock with an equivalent discount recorded on the notes. The discount was amortized over the term of the debentures until its extinguishment on December 23, 1996. Amortization of the original issue discount and the warrant valuation was $0, $0 and $159,107 for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized discount remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt. Related deferred debt issuance costs of $220,000 were capitalized and were amortized using the effective interest method over the term of the debt until its extinguishment on December 23, 1996. Amortization expense was $0, $0 and $61,040 for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized cost remaining at extinguishment is included in the extraordinary loss due to early extinguishment of the debt.

Xerox Loan
In 1996, the Company and a customer finalized terms of a loan that provided for a maximum commitment of $3,000,000, at an annual interest rate of 8.00%, through April 1, 1998. As part of the inducement to extend such commitment, the Company agreed to issue detachable warrants. During 1996, the Company received $2,350,000 in loan proceeds and issued detachable warrants exercisable into 375,000 shares of common stock at $3.67 per share. A warrant to purchase 125,000 shares was issued with an expiration date of February 28, 1999 and a warrant to purchase 250,000 shares was issued with an expiration date of April 19, 1999. Accordingly, $126,250 was allocated to common stock with an equivalent discount recorded on the note. Amortization expense was $0, $78,362 and $47,888 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

At the time of issuance, each holder of a Series III Debenture received a detachable warrant (the "Series III Warrants") to purchase common stock for an amount of shares equal to the Series III Debentures' principal amount divided by the conversion rate. Series III Warrants issued were exercisable into 544,554 common shares at an exercise price of $3.67 per share with an expiration date of August 15, 1997. The Series III Warrants were valued at $56,631, and accordingly this amount was allocated to common stock with an equivalent discount recorded on the Series III Debentures. The discount was amortized over the term of the debentures until its conversion to common stock on December 23, 1996. Amortization expense was $0, $0, and $30,226 for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized discount remaining at conversion was included as a reduction in the carrying value of the related common stock.

Related deferred debt issuance costs of $278,157 were amortized using the effective interest method over the term of the related debt until its conversion to common stock on December 23, 1996. Amortization expense was $0, $0, and $136,088 for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized cost remaining at conversion was included as a reduction in the carrying value of the related common stock.

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

Series B Convertible Preferred Stock
In December 1997, the Company's Board of Directors designated a series of 4,500 shares of the Company's previously authorized preferred stock, no par value per share, to be designated as the Series B Convertible Preferred Stock ("Series B Stock"). On January 13, 1998 the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. In connection with the financing, the Company issued 4,500 shares of Series B Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. In connection with the sale of the units, the Company agreed to register the common stock issuable upon the conversion of the Series B Stock and the execution of the warrants.

The Series B Stock, no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks senior to the Company's common stock and Series A Preferred Stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Upon occurrence of specific events, as defined in the agreement, the holder may redeem the Series B Stock for cash or shares at the option of the Company. The Company also has optional redemption rights.

The Company initially reserved 6,300,000 shares of common stock for issuance pursuant to the conversion of the Series B Stock. This number of shares represented an estimate based on 200% of the number of common shares that would have been issuable upon conversion with an exercise price of $1.875 per share (4,800,000) plus 1,500,000 shares issuable under the terms of the Certificate of Designation in the event of certain failures by the Company to comply with various provisions thereof, including maintaining its common stock listing on the NASDAQ Stock Market. In addition, 415,385 shares of common stock, subject to adjustments in accordance with the terms of each warrant, were reserved for issuance pursuant to the exercise of the warrants described above.

On August 10, 1998, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 shares. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock. As of December 31, 1998, there were 8,053,126 shares of common stock reserved for issuance pursuant to the conversion of the remaining 3,500 shares of Series B Stock issued and outstanding. The actual number of shares issuable upon conversion could be materially less or more than this number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on (a) the market price of the common stock at the time of the conversion and (b) the Company's ability to maintain its NASDAQ listing. As of December 31, 1998, 1,000 shares of Series B Stock had been converted into 814,526 shares of common stock at an average conversion price of $1.15 per share (See Note
13).

The terms of conversion of the Series B Stock afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price was treated as an imputed (non-cash) dividend for purposes of calculating net loss per common share, although no assets of the Company were expended. The imputed dividend is approximately $920,000 and has the effect of increasing the net loss per common share by $.07 per share for the twelve months ended December 31, 1998. The imputed dividend will be given no other accounting treatment in the 1998 financial statements of the Company and beyond.

Warrants
As of December 31, 1998, the Company had outstanding common stock purchase warrants exercisable into an aggregate of 2,227,607 shares. Such shares have been authorized and reserved.

The following summarizes the activity of outstanding warrants:

                                                 Exercise
                                         Shares    price
                                         under    (per          Warrants
                                        warrant    share)      Exercisable

  Outstanding at December 31, 1995     359,214    $ 3.67          359,214
    Granted to Series IV
    Debenture holders                  110,454      3.67
    Granted to noteholder              375,000      3.67
    Granted to service
      providers                        13,635       3.67
    Granted to service
      providers                        15,000       3.67
    Granted to placement
      agent                           300,000       4.00
    Conversion of                      98,700       1.31
      preferred stock warrants
    Granted to former
      advisor in settlement            32,433       4.40
    Granted to former
      advisor in settlement               554       8.80
    Granted to Interim
      Financing holders                45,000       7.40
       Warrants surrendered          (112,500)      3.67
                                   ------------
  Outstanding at December 31, 1996  1,237,490   $1.31 - $8.80   1,237,490

    Anti-dilution
     adjustments pursuant to
     warrant agreements                   673    $3.66 - $8.08
    Exercised                        (394,091)      3.67
    Expired                          (241,258)      3.67
    Granted in unit
     offering                         540,413       4.74
                                   ------------
 Outstanding at December 31, 1997   1,143,227    $1.31 - $8.08  1,143,227

    Anti-dilution
     adjustments pursuant to
     warrant agreements                68,995    $3.41 - $7.04
    Granted in preferred
     stock offering                   300,000       2.75
    Granted  to  advisors
     in preferred stock offering      115,385       2.50
    Granted  pursuant  to
     IBM loan agreement               500,000       2.50
    Granted to an employee            100,000       1.00
                                   ------------
 Outstanding at December 31, 1998   2,227,607    $1.00 - $7.04  2,227,607
                                   ============


Pursuant to provisions in certain warrant agreements, anti-dilution adjustments are to be made to the exercise price and/or the number of shares purchasable under the warrant in certain circumstances. During 1998, adjustments were made for certain warrants in connection with the preferred stock offering, the IBM loan agreement and warrants granted to an employee. During 1997, adjustments were made in connection with the unit offering. All shares and per share conversion amounts are adjusted in the table above.

7. Stock Incentive Plan
In January 1995, the Company's Board of Directors adopted and approved the 1995 Stock Incentive Plan (the "Plan") for directors, officers, key employees and other persons. The Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards to purchase up to 300,000 shares of common stock. In April 1996, the number of shares increased to 1,500,000. In May 1997, the number of shares increased to 2,000,000. Such shares have been authorized and reserved.

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

The 1995 Stock Incentive Plan activity is summarized as follows:

                        For the year ended      For the year ended
                         December 31, 1998      December 31, 1997
                                   Weighted               Weighted
                                   Average                 Average
                         Shares    Exercise     Shares    Exercise
                                    Price                   Price

Outstanding at         1,318,850   $ 3.85      1,280,850   $ 3.53
beginning of period

     Granted           2,870,450     2.03        302,675     6.44
     Exercised           (37,500)    1.19        (92,250)    3.67
     Canceled         (2,470,325)    3.56       (172,425)    6.12
                     -------------             ----------
Outstanding at
period end             1,681,475     1.23      1,318,850     3.85
                     =============             ==========

Options exercisable
at period end            314,000     2.26        629,960     3.44
                     =============             ==========

Weighted average fair
value of options
granted during the
period               $      1.61               $    5.20
                     =============             ==========

By action of the Board of Directors on April 14, 1998, the Company re-priced all options outstanding under its 1995 Stock Incentive Plan which had a current exercise price exceeding $3.125 to an exercise price of
$3.125 per share, the fair market value as of that date. A total of 1,137,200 options were re-priced, which resulted in a reduction of the weighted average exercise price of all options outstanding from $3.85 per share at December 31, 1997 to $2.93 per share after the re-pricing.

On September 21, 1998, in an effort to retain key personnel, the Board of Directors approved a modification of the outstanding options under the 1995 Stock Option Plan for all active employees and directors of the Company. Each option holder could elect to continue to hold their existing options or could have the Company re-price their options to an exercise price of $1.00 per share, the fair market value of the common stock as of September 29, 1998 (the election date). If the employees elected to have their options re-priced, the vesting period for such options was extended for one year. A total of 1,066,625 options were modified, which further reduced the weighted average exercise price of all options outstanding to $1.26 per share after the re-pricing. No compensation expense was recognized pursuant to this modification because the exercise price of the modified stock option equaled the market price of the common stock on the date of the re-pricing.

The   following  summarizes  additional  information  about  stock  options outstanding at December 31, 1998:

                        Options Outstanding            Options Exercisable
                  Number                               Number
                Outstanding    Weighted   Weighted    Exercisable  Weighted
                    at      Average       Average        at        Average
Exercise         December    Remaining    Exercise     December    Exercise
 Prices          31, 1998   Contractual    Price      31, 1998      Price
                               Life

$      .91         260,150    9.34         $    .91     20,000     $   .91
      1.00       1,114,825    7.15             1.00          -           -
 1.19-2.31         127,750    5.23             1.28    117,000        1.19
      3.13         178,750    4.78             3.13    177,000        3.13
                ----------                            --------
                 1,681,475    7.09         $   1.23    314,000     $  2.26
                ==========                            ========


Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss (basic and diluted) per share would have been as follows:

                                   Year ended       Year ended
                                  December 31,     December 31,
                                      1998             1997
Net loss:
     As reported                 $ (10,689,853)   $ (18,690,564)
     Pro forma under FAS 123     $ (12,470,414)   $ (20,052,460)

Pro forma net loss (basic and
diluted) per share (unaudited):
     As reported                 $        (.87)   $       (1.77)
     Pro forma under FAS 123     $       (1.01)   $       (1.90)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rates ranging from 4.24% to 5.74% for options granted during the year ended December 31, 1998 and 5.97% to 6.73% for options granted during the year ended December 31, 1997; expected volatility factors of 90% for the year ended December 31, 1998 and 87% for the year ended December 31, 1997; and an expected option term ranging from 2 to 10 years for the year ended December 31, 1998 and 5 to 10 years for the year ended December 31, 1997.

Compensation expense of approximately $550,725 has been attributed to common stock options granted in August 1996. This compensation expense will be recognized over the three year vesting period, of which $118,671 and $174,420 was recognized as of December 31, 1998 and 1997, respectively. Additionally, compensation expense of approximately $126,000 is included in 1997 for options whose vesting was accelerated in 1997.

8. Leases

Operating Leases

At December 31, 1998, the Company was committed under operating leases for equipment and facilities with initial terms of more than one year. The facility lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense is recognized using the straight-line method. Accrued rent related to this facility lease was $232,870 and $264,480 as of December 31, 1998 and 1997, respectively. Rent expense related to operating leases was $729,573 in 1998, $740,772 in 1997 and $468,862 in 1996.

Minimum lease payments under the noncancelable leases are as follows:

           1999                           $  844,023
           2000                              832,642
           2001                                  780
           2002                                  195
           2003                                    -
                                         -----------
            Total minimum obligations    $ 1,677,640
                                         ===========

Capital Lease Obligations

The Company is obligated under capital leases for certain office equipment that expire on various dates through the year 2000. Future minimum lease payments under these leases are as follows:

           1999                          $   84,914
           2000                              25,388
           2001                                   -
           2002                                   -
           2003                                   -
                                         ----------
            Total minimum obligations    $  110,302
            Less: amount representing
              interest                       23,172
                                         ----------
            Present value of minimum
              lease payments                 87,130
            Less: current portion            64,014
                                         ----------
                                          $  23,116
                                         ==========

9. Income Taxes

Deferred tax assets and liabilities are as follows:
                                           December 31,
                                      1998             1997

           Gross deferred tax
           assets:
             Carryforwards:
               Research tax credits  $  1,484,206  $   447,000
               Net operating losses    17,666,564   13,841,000
             Other assets               1,114,064    1,316,000
                                     ------------  -----------
           Gross deferred tax
           assets                      20,264,834   15,604,000
                                     ------------  -----------
           Gross deferred tax
           liabilities                    (28,868)     (21,000)

           Valuation allowance        (20,235,966) (15,583,000)
                                     ------------  -----------
                                     $          -  $         -
                                     ============  ============

The Company has provided a valuation allowance for the full amount of deferred tax assets in excess of deferred tax liabilities since the realization of these future benefits cannot be reasonably assured as of the end of each related period. If the Company achieves profitability, the deferred tax assets may be available to offset future income taxes.
At December 31, 1998, the Company had approximately $43 million of federal net operating loss carryforwards that expire in years 2008 through 2013, approximately $43 million of state net operating loss carryforwards that expire in years 1999 through 2003 and research and development tax credit carryforwards of approximately $1.5 million that expire in years 2009 through 2013.

As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. During 1996, the Company experienced such an ownership change that limits the amount of federal net operating loss carryforwards and research tax credits that can be utilized in any one taxable year. At December 31, 1998 the approximate Section 382 annual limitation is $4.6 million for net operating loss carryforwards and research tax credits incurred prior to the ownership change. Depending on the number of shares of Series B Stock converted into common shares and the timing of such conversions (Note 6), the transactions may result in further Section 382 annual limitations of net operating loss carryforwards.

10. Disclosure about Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, customer advances and deposits and deferred revenue approximates fair value because of the short-term nature of those instruments.

The fair value of long-term debt is estimated based upon management estimates and current interest rates offered to the Company on similar debt. The estimated fair value of the Company's debt (see Note 5) approximates its carrying value as of December 31, 1998.

11. Related Party Transactions
The Company entered into an agreement with Knickerbocker Securities Inc. ("Knickerbocker") on September 20, 1994, in which Knickerbocker would advise the Company with regard to financial matters and methods of financing for a three-year period commencing on January 1, 1996 for a fee of $1,000 per month. In March 1996, the Company terminated this agreement as well as all previous agreements with Knickerbocker. The total amount expensed relating to the advisory agreement and the termination of all existing agreements was $105,260 of which $25,000 was incurred in 1996. Additionally, 32,987 common stock purchase warrants were granted in 1996 as settlement for a compensation claim. Of the total warrants, 32,433 expire on June 27, 2001 and 554 October 10, 2001.

A member of the Company's Board of Directors is a partner with the Company's primary legal firm.

In connection with the Interim Financing (see Note 5), a director and a director's spouse purchased $250,000 and $100,000 of the notes, and received 3,750 and 1,500 of the related warrants, respectively.

12. Commitments and Contingencies
On January 8, 1996, the Company signed a seven-year agreement with a vendor for the supply of inks and printheads. The agreement provides the Company with worldwide rights, as defined. The Company must pay the vendor royalties and license fees upon achieving certain volume purchase levels. The agreement also includes certain exclusivity features that benefit the Company. To maintain the exclusivity rights, quarterly payments of $250,000 were required beginning January 1, 1996 and ending on October 1, 1997, and the Company must purchase all ink and printhead requirements from the vendor and purchase specified minimum amounts each year. The Company is currently not in compliance with such specified minimum volume amounts necessary to maintain exclusivity and is in discussion with Spectra to establish a revised requirement for exclusivity, however, Management believes there is no material adverse financial impact for the Company.
The Company has the option to terminate the exclusive rights leaving all other aspects of the agreement unchanged. It is the Company's intent to maintain such rights.

As of December 31, 1998, there were two employment agreements outstanding for certain executive officers of the Company, each reflecting a three-year term. These agreements are subject to termination by either party, and provide for salary continuation and benefits for a specified period under certain circumstances including a change in control (as defined) of the Company. As of December 31, 1998, if such employees under contract were to be terminated by the Company without cause (as defined), the Company's liability would be approximately $873,000.

13. Subsequent Events (Unaudited)
On March 11, 1999, the Company completed a reduction of personnel to align its expenses with current sales demand. In connection with this reduction, the Company eliminated 19 positions and recorded a charge of approximately $61,000 for employee severance. Of the total reduction, approximately 37% was in the area of operations, 53% in research and development and 10% in marketing, general and administrative.

The Company's common stock was delisted from the NASDAQ Stock Market effective March 17, 1999 as the Company was in violation of NASDAQ's minimum bid price and net tangible asset level. Consequently, each holder of the Company's Series B Convertible Preferred Stock has the right, beginning March 31, 1999, to require the Company to redeem such holder's shares of Series B Preferred Stock at a redemption price, in cash or stock, specified in the Company's Certificate of Incorporation. The Company is not aware that any such holder intends to require such redemption, but cannot predict what each holder may elect to require. In the event a holder of Series B Preferred Stock were to demand redemption at a time when the Company's resources are insufficient to redeem such holder's shares, the rights of such holder would include the right to receive interest at the annual rate of 24% on the defaulted payment amount. The Company has the right to preempt the right of holders of Series B Preferred Stock from demanding redemption of their shares by paying to them, as liquidated damages, on or before April 6, 1999, 25% of the face amount of all outstanding shares of Series B Preferred Stock in cash or in shares of common stock valued at 50% of the average closing price of such stock during the five trading days ended March 30, 1999. As of March 17, 1999, such liquidated damages would amount to $713,750 in cash or 3,772,463 shares of common stock.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures
     None.



                          PART III

Item 10.  Directors and Executive Officers of the Registrant
Directors and Officers

     Following is information concerning each Director and Executive Officer of Accent Color Sciences as of March 5,
1999 including name, age, position with the Company and business experience during the last five years:

    Joseph T. Brophy, age 65, became a director of the Company in March 1998 upon his election by the Board of Directors of the Company to fill a vacancy created by the retirement of Raymond N. Smith, a co-founder and former Chairman of the Board of Directors of the Company. Mr. Brophy retired as President of Travelers Insurance Company, a subsidiary of The Travelers Corporation, in 1993. Since then, he has served as a consultant with Actuarial Sciences Associates working with major companies such as AT&T, Equifax and others in developing their business strategies for health care. With The Travelers, Mr. Brophy led a restructuring resulting in record sales of $1.7 billion and $100 million in profits in 1992. His prior experience with The Travelers included service as its Chief Information Officer in charge of data processing operations. Mr. Brophy is a fellow of the Society of Actuaries, holds memberships in the American Academy of Actuaries, New York Academy of Sciences, Acoustical Society of America and American Arbitration Association and has received awards including the Distinguished Information Sciences Award from the Data Processing Management Association in 1986 and the Award of Achievement in Managing Information Technology from Carnegie Mellon and American Management Systems in 1987. Mr. Brophy currently serves as a trustee of St. Joseph College and as a director of the Connecticut Opera. He has also served as a director of LIMRA International, Inc., trustee of RPI-Hartford Graduate Center, and director of the Connecticut Academy for Education in Mathematics, Sciences and Technology and the Greater Hartford Chamber of Commerce. He is currently an owner, director and co-founder of Solution Point, an information company that provides decision support tools, analysis and data for employers and health systems. Mr. Brophy is a cum laude graduate of Fordham University, from which he received a Bachelors of Science degree. He has also attended NYU Graduate School and completed the Advance Management Program at the Sloane School, MIT.

    Charles E. Buchheit, age 58, has been President and
Chief Executive Officer of the Company since May 1998 and became a director of the Company in March 1998 upon his election by the Board of Directors of the Company to fill a vacancy created by the resignation of Peter Teufel. Mr.
Buchheit served as a Corporate Officer and Division
President at Moore Corporation from 1995 to 1997, where he also served as a member of the Moore Executive Committee.
At Moore, Mr. Buchheit developed Integrated Customer
Solutions, a division which had the capability of managing all forms of print. Prior to that time, Mr. Buchheit was a Corporate Officer and Vice President at Xerox Corporation from 1989 to 1995. At Xerox, he was responsible for launching the multi-billion dollar Docutech program worldwide. From 1975 to 1989, he held several executive positions at IBM Corporation, including Group Marketing
Executive, Director of Operations and Director of Product
Programs and Practices. At IBM, Mr. Buchheit was responsible for the worldwide marketing of mainframes, system software, storage and printing devices. He has served on the Board of Directors for Infomart and NEPS, a wholly owned subsidiary of Moore Corporation, and is currently a member of the Board of Directors for Intercon
Associates, Incorporated.

    Richard J. Coburn, age 67, has been Chairman of the Board since May 1996 and cofounded the Company in May 1993. Mr. Coburn served as President of the Company from May 1993 until May 1996 and served as Chief Executive Officer of the Company from May 1993 until August 1996. From 1991 until 1993, Mr. Coburn worked as an independent consultant to development stage companies. Mr. Coburn was a co-founder of KCR Technology, Inc., a manufacturer of high-speed, black-on-white printers, and served in various roles, both consulting and managerial, including President from 1977 to 1991.
Mr. Coburn was also the founder of Coburn Technology, Inc., a developer of a xerographic printer product for word processing, the rights to which were sold to Wang Laboratories, Inc., and served as its President from 1974 to 1977. From 1968 to 1974, Mr. Coburn was president of Scan-Optics, Inc., a manufacturer of data capture equipment, of which he was a co-founder and currently serves as a director. Prior to 1968, Mr. Coburn had served in various engineering management positions in aerospace over a 14-year period. Mr. Coburn received his degree in engineering from Yale University.

    Richard Hodgson, age 82, became a director of the Company in 1996 and is Chairman of the Audit Committee. Since 1980, Mr. Hodgson has been a director of McCowan Associates, Inc., an investment management firm, where he is currently in charge of technology investment strategies.
Mr. Hodgson had previously been Corporate Senior Vice President of ITT Company, a hotels, gaming, entertainment and information publishing company, where he was worldwide Product Group Manager for the Engineered Products Group. Prior to joining ITT in 1968, Mr. Hodgson was President and CEO of Fairchild Camera, where he initiated Fairchild's entry into the semiconductor industry. Mr. Hodgson is a co-founder and a Director Emeritus of Intel Corporation, a manufacturer of microprocessor, communications and semiconductor products, and is also a director of IBIS Technology Corp., I-Stat Corp., the Aegis Fund and Continental Capital Corp. Mr. Hodgson received his degree in engineering from Stanford University and his MBA from Harvard University.

    Norman L. Milliard, age 56, has been Vice Chairman and Chief Technology Officer of the Company since May 1998. Mr. Millard served as President of the Company from May 1996 through May 1998 and served as Chief Executive Officer of the Company from August 1996 through May 1998. Mr. Millard was elected a director of the Company in 1995. Mr. Milliard served as Vice President of the Company from January 1994 until May 1996. From 1988 through 1993, Mr. Milliard served as head of the Special Product Group at AEG Schneider Automation, Inc. (formerly Modicon, Inc.), an industrial automation company, and as the Director of Engineering and Operations for KCR Technology, a manufacturer of high-speed, black-on-white printers, from 1982 to 1988. Mr. Milliard founded two companies in the electronic music field and holds a number of patents in both the printing and electronic music fields. Mr. Milliard received his degree in physics, with honors, from The Citadel, the Military College of South Carolina.

    Patrick J. Pedonti, age 47, has been Vice President, Chief Financial Officer and Treasurer of the Company since March 1997. From 1994 through February 1997, Mr. Pedonti served as Vice President and Chief Financial Officer of Chemprene, Inc., a manufacturer of industrial products, which was a privately held management led leveraged buy-out. From 1991 to 1993, Mr. Pedonti was Vice President of Finance at NovaSensor, a subsidiary of Lucas Industries, Inc. He also held a variety of senior level financial and operational positions from 1985 to 1990 at Lucas Duralith Corporation and its predecessor company, AMP Keyboard Technologies, Inc. He received his degree in accounting from Merrimack College in Massachusetts.

    Willard F. Pinney, Jr., age 55, has been Secretary of the Company since December 1993 and became a director of the Company in 1996. Mr. Pinney has been a partner since 1973 in the Connecticut law firm of Murtha, Cullina, Richter and Pinney LLP, which serves as counsel to the Company. He received his degree in political science from Yale University and his JD, with honors, from the University of Michigan Law School.

    Robert H. Steele, age 60, became a director of the Company in 1996 and is Chairman of the Executive Compensation Committee. Mr. Steele is currently Vice Chairman of John Ryan Company, a banking services Company, of which he previously served as Senior Vice President since 1992. Mr. Steele has also been director of Merlin Retail Banking center since 1992. Mr. Steele was President of RHS Consulting, Inc., a business consulting firm, in 1991. From 1985 to 1990, Mr. Steele was Chairman and Chief Executive Officer of Dollar Dry Dock Bank of New York. Mr. Steele also served as President and CEO of Norwich Savings Society. Mr. Steele is a former U.S. Congressman from the State of Connecticut and currently serves as a director of Moore Medical Corp., a pharmaceutical distributor, Scan-Optics, Inc., a manufacturer of data capture equipment, NLC Insurance Companies and SmartServ Online, Inc., an online information provider. Mr. Steele received his undergraduate degree from Amherst College and his Master's Degree from Columbia University and holds an honorary Doctor of Laws from Sacred Heart University.

Section 16(a) Beneficial Ownership Reporting Compliance

    Pursuant to a review of the Company's records, all required filings under Section 16(a) of the Securities Exchange Act were made in compliance with this section with the exception of the following two delinquent filings. George T. Dolan, whom as of December 31, 1998 was no longer an employee of the Company, became Vice President of Operations on January 19, 1998 and was required to file Form 3 by January 29, 1998, but instead filed this form on February 13, 1998. Joseph T. Brophy was required to file Form 4 by June 10, 1998 for the purchase of 10,000 shares of the Company's Common Stock on May 31, 1998, but instead filed this form on September 1, 1998.


Item 11.  Executive Compensation

A.)  General.    The following tables provide certain
  information relating to the compensation of the Company's
  Chief Executive Officer and its other most highly compensated executive officers for the year ended December
  31, 1998.

B.)  Summary Compensation Table
     The following Summary Compensation Table sets forth information concerning compensation for the Chief Executive Officer and the Company's other most highly compensated executive officers whose total salary and bonus for the year ended December 31, 1998 exceeded $100,000 (the "Named Executive Officers").


                                                                         Long-Term
                                                                        Compensation
                                                                          Awards
                                   Annual Compensation                  Securities
Name & Principal                                       Other Annual    Underlying
Position                  Year   Salary($)  Bonus($)  Compensation($) Options/SARs(#)
----------------          ----- ---------  ---------  --------------- ---------------
Charles E. Buchheit       1998   166,667       500       19,547 (1)      610,000 (2)(5)
 President and CEO

Richard J. Coburn         1998   120,000       500            -          120,000 (5)
 Chairman                 1997   121,923    24,663            -           10,000
                          1996   128,846         -            -           30,000

Norman L. Milliard         1998   181,344       500            -          220,000 (5)
 Vice Chairman and CTO    1997   161,077    46,480            -           15,000
                          1996   155,692         -       26,000 (3)       30,000

Patrick J. Pedonti        1998   130,000       500       59,277 (4)      205,000 (5)
 Vice President and CFO   1997    99,038         -       36,256 (4)      150,000 (5)

-----------------------------

(1) Consists of various living expense reimbursements to Mr. Buchheit pursuant to his employment agreement with the Company.
(2) Includes a common stock warrant to purchase 100,000 shares of the Company's common stock, commencing on September 29, 1999, at an exercise price of $1.00 per share and expiring in 2003.
(3) Reflects reimbursement of expenses of Mr. Milliard relating to his relocation to Connecticut consisting of rent expense in 1996 under an arrangement, which expired in February 1997.
(4) Reflects various living and relocation expense reimbursements to Mr. Pedonti in connection with his relocation to Connecticut.
(5)  Includes the re-pricing of previously granted options.


C.)  Option Grants in the Last Fiscal Year
    The following table contains information concerning the stock option grants made to each of the Named Executive
Officers in fiscal 1998. No stock appreciation rights were granted during such year.

                                   Individual Grants
                         ----------------------------------------------
                                                                         Potential
                                                                         Realizable Value
                                                 Exercise                at Assumed
                          Number of   % of Total    or                   Annual Rates of
                          Securities Options/SARs  Base                  Stock Price
                          Underlying  Granted to   Price/                Appreciation for
                          Options/SAR Employees in  Share  Expiration    Option Term (2)
                            Grants(#)  Fiscal Yrs ($/Sh)(1)  Date       5%($)      10%($)
Charles E. Buchheit          5,000       19.6%       2.19    3/23/03    3,022       6,677
                           250,000 (3)   9.79%       3.13    4/14/08  491,324   1,245,112
                           250,000 (3)   9.79%       1.00    4/14/08  148,234     370,767
                             5,000 (3)   19.6%       1.00    3/23/03    1,221       2,663

Richard J. Coburn           20,000         .8%       2.31    1/20/08   29,086      73,711
                            10,000 (3)     .4%       3.13    3/20/07   17,067      41,956
                            30,000 (3)   1.18%       3.13    4/09/06   44,669     106,949
                            30,000 (3)   1.18%       1.00    4/09/06   13,310      31,467
                            10,000 (3)    .39%       1.00    3/20/07    5,118      12,421
                            20,000 (3)    .78%       1.00    1/20/08   11,499      28,571

Norman L. Milliard          20,000        .78%       2.31    1/20/08   29,086      73,711
                            45,000 (3)   1.76%       3.13   10/09/00   18,147      37,627
                            13,947 (3)    .55%       3.13    3/20/07   23,804      58,517
                             1,053 (3)    .04%       3.13    3/20/07    1,797       4,418
                            30,000 (3)   1.18%       3.13    2/02/06   43,453     103,520
                            30,000 (3)   1.18%       1.00    2/02/06   12,930      30,417
                             1,053 (3)    .04%       1.00    3/20/07      539       1,308
                            13,947 (3)    .55%       1.00    3/20/07    7,138      17,323
                            20,000 (3)    .78%       1.00    1/20/08   11,499      28,571
                            45,000 (3)   1.76%       1.00   10/09/00    4,679       9,592

Patrick J. Pedonti           5,000        .20%       2.31    1/20/08    7,272      18,428
                            75,000 (3)   2.94%       3.13    3/20/07  128,005     314,673
                            45,000       1.76%        .91    9/21/08   25,647      64,995
                             5,000 (3)    .20%       1.00    1/20/08    2,875       7,143
                            75,000 (3)   2.94%       1.00    3/20/07   38,386      93,154

(1) All options were granted at the fair market value on the date of grant as determined by the Board of Directors.
(2) The 5% and 10% assumed annual rates of compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect the Company's estimates or projections of future Common Stock prices. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
(3) Reflects options that were re-priced during the year pursuant to a stock option re-pricing and a stock option modification occurring on April 14, 1998 and September 29, 1998, respectively, as approved by the Board of Directors of the Company.



D.) Aggregate Option Exercise in Last Fiscal Year and Option Values as of December 31, 1998

    None of the Named Executive Officers exercised stock options during the year ended December 31, 1998. The following table provides information regarding the number of shares underlying both exercisable and unexercisable stock options as of December 31, 1998 and the values of unexercised "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying share exceeds the options exercise price share.

                                                                              Value of
                                                   Number of               Unexercised Securities
                                                   Underlying                 In-the-Money
                                                  Unexercised                 Options/SARs at
                                               Options/SARs at                December 31,
                                              December 31, 1998                  1998 (1)
                            Number
                              of
                            Shares
                           Acquired
                              on     Value   Exercisable Unexercisable      Exercisable Unexercisable
                           Exercise Realized    (#)           (#)               ($)          ($)
Charles E. Buchheit            -       -        -            255,000              -        -
Richard J. Coburn              -       -        -             60,000              -        -
Norman L. Milliard             -       -     75,000          110,000              -        -
Patrick J. Pedonti             -       -        -            125,000              -        -

---------------------

(1)  Based on the closing price at December 31, 1998 of $22/32.

E.)  Long-Term Incentive Plan Awards
  No long-term incentive plan awards were made to any of the Named Executive Officers in the last fiscal year.

F.)  Defined Benefit or Actuarial Plan Disclosure
  Not applicable.

G.)  Compensation of Directors
   Directors of the Company who are not employees of the Company receive a monthly retainer of $750 and a per meeting fee of $750 for each meeting of the Board of Directors and any committee meetings attended in person by such director. The Company also reimburses directors for reasonable travel expenses incurred in order to attend meetings.

   Under its 1995 Stock Incentive Plan, the Company has established a stock incentive program for non-employee directors, whereby each newly elected director receives an initial option to purchase 5,000 shares of Common Stock and will receive an option to purchase an additional 5,000 shares of Common Stock on the date of the annual meeting of the Board each year through 2000 as long as the director remains in office. These options are exercisable at the fair market value of the shares on the date of grant.

   The Company, as permitted by Connecticut law, has purchased directors and officers liability insurance policies covering all of the Company's directors and officers on an annual basis and on a one time three-year basis with respect to the Company's initial public offering. The aggregate premiums for these policies paid or accrued during 1998 was approximately $72,833.

H.)  Employment Contracts and Termination of Employment and Change-in-
  Control Arrangements

    Charles E. Buchheit and Norman L. Milliard have entered into employment agreements with the Company. Both agreements have a three-year term and expire on April 14, 2001 and June 30, 2001, respectively. If either employment agreement was terminated without "cause," as defined in the agreements, Mr. Buchheit would be entitled to receive (i) his base salary for the longer of a two-year period commencing on the date of termination or the balance of the three-year term, the employment term; (ii) any accrued vacation; (iii) payment of health benefits for the balance of the employment term; and (iv) immediate vesting in all outstanding options. Mr. Milliard would be entitled to receive his base salary and payment of health benefits for the balance of the three-year term. Mr. Buchheit's current base salary is $250,000 and Mr. Milliard's current base salary is $150,000.

    The employment agreements restrict Mr. Buchheit and Mr. Milliard from directly or indirectly competing with the Company through the participation in the development or distribution of any product related to the Company's product or processes during the term of the agreement and for a period of one year after if they voluntarily resign from the Company or are terminated for cause. The Employment Agreements do not otherwise restrict Mr. Buchheit and Mr. Milliard from pursuing any other business interests that do not directly compete with the Company.

I.)  Report on Repricing of Options/SARs
   Not applicable.

J.)    Compensation  Committee  Interlocks  and  Insider  Participation  in
  Compensation Decisions

    Neither of the Executive Compensation Committee members, Robert H. Steele and Willard F. Pinney, Jr., nor any executive officer of the Company served during 1998 as a member of the Compensation Committee of any other company. All members of the Executive Compensation Committee are outside directors, except that Willard F. Pinney, Jr., is Secretary of the Company and a partner of Murtha, Cullina, Richter and Pinney LLP, counsel to the Company.

K.)  Board Compensation Committee Report on Executive Compensation
   Not applicable.

L.)  Performance Graph
   Not applicable.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information as of February 1, 1999 regarding the beneficial ownership of the Company's Common Stock by
(i) each person (or group of affiliated persons) known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each of the directors and Named Executive Officers of the Company, and (iii) all directors and executive officers of the Company as a group.




                                           Number of
                                             Shares      Percentage
Name and Address (1)                       Beneficially  of Common
                                             Owned       Stock
                                              (2)
Richard J. Coburn .....................    435,969        3.2%
Norman L. Milliard (3).................    190,500        1.4%
Willard F. Pinney, Jr. (4).............     49,799          *
Joseph T. Brophy ......................     40,649          *
Robert H. Steele (5)...................     36,618          *
Richard Hodgson (6)....................     28,750          *
Charles E. Buchheit....................     20,000          *
Patrick J. Pedonti.....................      2,500          *
All directors and officers of the
Company as a group (8 persons) (7) ....    804,785        5.9%

----------------------

* Less than 1%
(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 800 Connecticut Boulevard, East Hartford, Connecticut 06108.
(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of February 1, 1999 ("currently exercisable options") are treated as outstanding only for purposes of determining the amount and percent owned by such person or group.
(3) Includes 75,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.
(4) Includes 30,000 shares of Common Stock subject to currently exercisable options granted to Murtha, Cullina, Richter and Pinney LLP, counsel to the Company, of which Mr. Pinney is a partner.
(5) Includes 17,118 shares of Common Stock owned by Mr. Steele's spouse and 1,500 shares of Common Stock subject to currently exercisable warrants issued to Mr. Steele's spouse, all of which he disclaims beneficial ownership.
(6) Includes 3,750 shares of Common Stock subject to currently exercisable warrants.
(7) Includes 105,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan and 5,250 shares of Common Stock subject to currently exercisable warrants.


Item 13.  Certain Relationships and Related Transactions

     Willard F. Pinney, Jr. is a partner of the law firm Murtha, Cullina, Richter and Pinney LLP, which serves as legal counsel to the Company.





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

(b)  Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of fiscal
   1998.

(c)  Exhibit Listing
   Exhibit
    Number  Description
  3.1, 4.1    Restated Certificate of Incorporation of the
              Company, as amended.(2)
  3.2, 4.2    Bylaws of the Company, as amended December 29,
              1997.(2)
  10.1        Product Development and Distribution Agreement dated
              February 16, 1996 between the Company and Xerox
              Corporation.(1)
  10.2        Letter of Understanding dated July 2, 1996 between the
              Company and Xerox Corporation supplementing the Product
              Development and Distribution Agreement.(1)
  10.3        Amendment to Product Development and Distribution
              Agreement between the Company and Xerox Corporation dated
              February 29, 1996.(1)
  10.4        Loan Agreement Promissory Note dated February 29, 1996
              between the Company and Xerox Corporation.(1)
  10.5        Product Purchase Agreement dated April 16, 1996 between
              the Company and International Business Machines
              Corporation.(1)
  10.6        Letter Agreement supplementing Product Purchase Agreement
              between the Company and International Business Machines
              Corporation dated February 23, 1996.(1)
  10.7        OEM Supply Agreement dated January 8, 1996 between the
              Company and Spectra, Inc.(1)
  10.8        Amendment No. 1 to the OEM Supply Agreement dated July
              12, 1996 between the Company and Spectra, Inc.(1)
  10.9        Lease Agreement dated February 16, 1996 between the
              Company John Hancock Mutual Life Insurance Company.(1)
  10.10       Memorandum of Understanding dated October 10, 1996
              between the Company and Oce van der Grinten, N.V.(1)
  10.11       Accent Color Sciences, Inc. 1995 Stock Incentive
              Plan.(1)
  10.12       Employment Agreement dated December 14, 1993 between
              the Company and Norman L. Milliard.(1)
  10.13       Amendment No. 1 to Employment Agreement between the
              Company and Norman L. Milliard dated as of January 1, 1995.(1)
  10.14       Employment Agreement dated December 14, 1993 between
              the Company and Richard J. Coburn.(1)
  10.15       Consulting Agreement dated August 2, 1994 between
              the Company and Peter Teufel.(1)
  10.16       Consulting Agreement dated May 3, 1996 between the
              Company and Raymond N. Smith.(1)
  10.17       Consulting Agreement Dated August 2, 1994 between
              the Company and Klaus Werding.(1)
  10.18       Letter Agreement dated February 28, 1996 between the
              Company and Pennsylvania Merchant Group Ltd.(1)
  10.19       Letter Agreement dated May 6, 1996 between the
              Company and Pennsylvania Merchant Group Ltd.(1)
  10.20       Termination Agreement dated August 20, 1996 between
              the Company and Pennsylvania Merchant Group Ltd.(1)
  10.21       Termination Agreement dated March 29, 1996 between
              the Company and Knickerbocker Securities, Inc.(1)
  10.22       Form of nondisclosure agreement between the Company
              and its employees.(1)
  10.23       Form of Registration Rights Agreement Relating to
              sale of Preferred Stock of the Company.(1)
  10.24       Form of Registration Rights Agreement Relating to
              sale of Series III Debentures of the Company.(1)
  10.25       Form of registration Rights Agreement Relating to
              warrants issued in connection with Series III Debentures of the Company.(1)
  10.26       Form of Registration Rights Agreement Relating to
              Warrants issued in connection with Series IV Debentures of the
              Company.(1)
  10.27       Form  of Registration Rights Agreement  Relating  to
              sale of Common Stock of the Company.(1)
  10.28       Registration Rights Agreement Relating to Warrants
              issued by the Company to Xerox Corporation.(1)
  10.29       Form of Registration Rights Agreement Relating to Warrants
              issued pursuant to sale of Interim Notes.(1)
  10.30       Form of Securities Purchase Agreement dated as of 1/09/98.(3)
  10.31       Certificate of Designations, Preferences and Rights of Series
              B Convertible Preferred Stock.(3)
  10.32       Form of Warrant issued in connection with the 1998 Private
              Placement.(3)
  10.33       Form of Registration Rights Agreement dated as of 1/09/98.(3)
  10.34       Employment Agreement dated April 15, 1998 between Charles E.
              Buchheit and the Company.(4)
  10.35       Loan Agreement between the Company and International Business
              Machines Corporation.(5)
  10.36       Promissory Note between the Company and International Business
              Machines Corporation.(5)
  10.37       Security Agreement between the Company and International Business
              Machines Corporation.(5)
     23       Consent of Price Waterhouse LLP
     24       Power of Attorney pursuant to which this Registration
              Statement has been signed on behalf of certain Directors.
     27       Financial Data Schedule
________________
     (1) Incorporated by reference to Registration Statement 333-14043 on Form S-1.
     (2) Incorporated by reference to Registration Statement 333-43467 on Form S-3.
     (3) Incorporated by reference to Registration Statement 333-45321 on Form S-3.
     (4) Incorporated by reference to the Registrant's Quarterly Form 10-Q for the quarter ended June 30, 1998 (File No. 000-29048)
     (5) Incorporated by reference to the Registrant's Quarterly Form 10-Q for the quarter ended September 30, 1998 (File No. 000-29048)
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on March 30, 1999.

                                   ACCENT COLOR SCIENCES, INC.


                                   By: /s/Charles E. Buchheit
                                      ---------------------------
                                          Charles E. Buchheit
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 1999.

     Signature                       Title                 Date

/s/ Charles E. Buchheit
------------------------
Charles E. Buchheit           President and Chief        March 30,1999
                               Executive Officer
                         (Principal Executive Officer)

/s/ Patrick J. Pedonti
------------------------
Patrick J. Pedonti        Vice President, Treasurer and  March 30,1999
                              Chief Financial Officer
                    (Principal Financial and Accounting Officer)


----------*-------------
Joseph T. Brophy                     Director            March 30, 1999


----------*-------------
Richard J. Coburn                    Director            March 30, 1999


----------*-------------
Richard Hodgson                      Director            March 30, 1999


----------*-------------
Norman L. Millard                    Director            March 30, 1999


----------*-------------
Willard F. Pinney, Jr.               Director            March 30, 1999


----------*-------------
Robert H. Steele                     Director            March 30, 1999



*By: Charles E. Buchheit
      Charles E. Buchheit
      Attorney-in-fact