Form 10-Q
period 1999-03-31
ACCENT COLOR SCIENCES INC
filed 1999-05-14
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended March 31, 1999
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


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

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 14,693,434.



                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q
          For The Quarterly Period Ended March 31, 1999
                              INDEX

Part I.  Financial Information

Item 1. Financial Statements                                           3
Item 2. Management's Discussion and Analysis  of  Financial
        Condition and Results of Operations                            9

Part II.  Other Information

Item 1. Legal Proceedings                                             13
Item 2. Changes in Securities and Use of Proceeds                     13
Item 3. Defaults Upon Senior Securities                               13
Item 4. Submission of Matters to a Vote of Security Holders           13
Item 5. Other Information                                             13
Item 6. Exhibits and Reports on Form 8-K                              13

Signatures                                                            14



                 ACCENT COLOR SCIENCES, INC.

                  CONDENSED BALANCE SHEETS

                                       March 31,    December 31,
                                         1999           1998
                                      (unaudited)
Assets
Current assets:
     Cash and cash equivalents     $   918,369      $ 1,048,425
     Accounts receivable               849,328        1,321,782
     Inventories (Note 3)            2,660,489        2,269,016
     Prepaid expenses and other
       assets                          209,677          216,564

          Total current assets       4,637,863        4,855,787

Fixed assets, net                    1,852,161        1,933,043
Other assets, net
                                        71,378           71,575

          Total assets             $ 6,561,402      $ 6,860,405

Liabilities and Shareholders'
Equity
Current liabilities:
     Obligations under capital
       leases                      $    64,231       $   64,014
     Accounts payable                1,856,391          961,626
     Accrued expenses                  792,572          588,966
     Customer advances and deposits    260,000                -
     Deferred revenue                  595,000          595,000


          Total current liabilities  3,568,194        2,209,606


Obligation under capital leases          5,737           23,116
Long-term debt, net of discount      2,268,644        2,235,593
(Note 5)
Other long-term liabilities            590,927          601,759

          Total non-current
            liabilities              2,865,308        2,860,468

Shareholders' equity:
  Preferred stock, no par value,
    500,000 shares authorized, 2,735
    and 3,500 shares issued and
    outstanding  (Note 4)            2,383,116        3,049,691

  Common stock, no par value,
    35,000,000 shares authorized,
    14,614,314 and 12,841,881
    shares issued and outstanding   47,022,179       46,355,604
    Accumulated deficit            (49,277,395)     (47,614,964)


       Total shareholders'equity       127,900        1,790,331


       Total liabilities and
        shareholders' equity      $  6,561,402    $   6,860,405




The accompanying notes are an integral part of these financial statements.

                     ACCENT COLOR SCIENCES, INC.
           CONDENSED STATEMENTS OF OPERATIONS  (UNAUDITED)



                            Three months ended March 31,
                                  1999          1998
Revenue (Note 2)               $ 2,249,498    $ 916,733

Costs and expenses:
    Costs of production          2,144,306    1,628,047
    Research and development       951,830    1,478,947
    Marketing, general and
      administrative               723,241      909,342

                                 3,819,377    4,016,336

Other (income) expense:
     Interest expense               97,814        7,783
     Interest income                (5,262)     (32,014)
                                    92,552      (24,231)

Net loss                        (1,662,431)  (3,075,372)


Imputed dividend on preferred
stock (Note 4)                           -     (920,000)

Net loss applicable to common
stock                          $(1,662,431) $(3,995,372)


Net loss (basic & diluted) per
common share                   $      (.12) $      (.33)

Weighted average common shares
  Outstanding                   13,759,120   11,993,188


The accompanying notes are an integral part of these financial statements.


                     ACCENT COLOR SCIENCES, INC.
           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                           Three months ended March 31,
                                   1999           1998
Cash flows from operating
activities:
  Net loss before imputed
   dividend                   $(1,662,431)    $(3,075,372)
  Adjustments to reconcile
  net loss to net cash used in
  operating activities:
      Depreciation and
      amortization                305,963         288,321
      (Gain) loss on disposal
      of fixed assets                (300)         13,453
  Changes in assets and
  liabilities:
      Accounts receivable         472,454        (183,218)
      Inventories                (391,473)       (572,976)
      Prepaid expenses and
       other assets                  6,887          47,512
      Accounts payable and
       accrued expenses          1,098,371         167,122
      Customer advances and
       deposits                    260,000         (47,280)
      Deferred revenue                   -         102,800
      Other long-term
       liabilities                 (10,832)         49,357

  Net cash provided by
 (used in) operating
  activities                        78,639      (3,210,281)

Cash flows from investing
activities:
  Purchases of fixed assets       (191,533)         (9,982)

  Net cash used in
  investing activities            (191,533)         (9,982)

Cash flows from financing
activities:
  Payment of capital lease
  obligations                      (17,162)        (15,747)
  Proceeds from exercise of
  options & warrants                     -          44,625
  Net proceeds from issuance
  of preferred
  stock through offerings
  and conversion of debt                 -       3,921,038

  Net cash provided by
 (used in) financing
  activities                       (17,162)      3,949,916

Net increase
(decrease) in cash and cash
equivalents                       (130,056)        729,653

Cash and cash
equivalents at beginning of
period                           1,048,425       4,005,563

Cash and cash
equivalents at end of period   $   918,369    $  4,753,216


The accompanying notes are an integral part of these financial statements.



                           ACCENT COLOR SCIENCES, INC.
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                         Common Stock            Preferred Stock        Accumulated
                     Shares         Amount      Shares    Amount          Deficit         Total

December 31, 1997  11,989,855   $45,114,633         -    $        -      $(37,845,111)   $ 7,269,522
Proceeds from
  sale                      -             -     4,500     3,921,037                 -      3,921,037
Exercise of
 options               37,500        44,625         -             -                 -         44,625
Conversion of
 Series B
 Preferred
 Stock                814,526       871,346    (1,000)     (871,346)                -              -
Warrants issued
 with debt                  -       325,000         -             -                 -        325,000
Net loss before
 imputed dividend           -             -         -             -        (9,769,853)    (9,769,853)

December 31, 1998  12,841,881    46,355,604     3,500     3,049,691       (47,614,964)     1,790,331

Conversion of
 Series B
 Preferred Stock    1,772,433       666,575      (765)     (666,575)                -              -
Net loss                    -             -         -             -        (1,662,431)    (1,662,431)

March 31, 1999    14,614,314     $47,022,179    2,735   $ 2,383,116      $(49,277,395)   $   127,900
(unaudited)



   The accompanying notes are an integral part of these financial statements.


                    ACCENT COLOR SCIENCES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Condensed Financial Statements
In  the  opinion  of  the  Company,  the  accompanying  unaudited
condensed   financial   statements   contain   all   adjustments,
consisting  only  of normal recurring adjustments,  necessary  to present  fairly its financial position as of March 31,  1999  and the  results  of operations and cash flows for the  three  months ended  March  31, 1999 and 1998.  The December 31,  1998  balance sheet  has  been  derived  from the Company's  audited  financial statements  at  that  date.  These  interim  condensed  financial statements  should  be  read  in  conjunction  with  Management's
Discussion and Analysis and financial statements included in  the
Company's Annual Report on Form 10-K for the year ended  December
31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition
Revenue  is  generally  recognized upon  product  shipment.   The
Company  has  established warranty policies that, under  specific
conditions,  enable  customers to return products.   The  Company
provides  reserves  for  potential  returns  and  allowances  and
warranty  costs  at  the time of revenue recognition.   Prior  to
October  1,  1998, the Company did not have adequate  information and  experience  to  estimate potential returns,  allowances  and warranty costs, and accordingly, revenue resulting from Truecolor
Systems  was  deferred  until the end  of  the  warranty  period.
During the fourth quarter of 1998, the Company concluded that it
had   adequate  warranty  information  and  experience  to  begin recognizing  revenue upon the shipment of systems to its  primary
OEM  customer.   The Company will continue to  defer  revenue  on
shipments  to  its  second  OEM customer  until  systems  are  in production and are past the warranty period or until the  Company has adequate warranty history with that product.

3.   Inventories
Inventories consist of the following:
                                       March 31,         December 31,
                                         1999                1998

  Raw materials and components      $  1,541,274        $  1,185,529
  Work-in-process                        329,980             299,271
  Finished goods                         789,235             784,216

                                    $  2,660,489        $  2,269,016

4.   Shareholders' Equity
In  December 1997, the Company's Board of Directors designated  a series  of  4,500  shares of the Company's previously  authorized preferred stock, no par value per share, to be designated as  the
Series  B  Convertible Preferred Stock ("Series  B  Stock").   On
January 13, 1998 the Company completed a private equity financing
providing  net  proceeds  to the Company  of  $3.9  million.   In
connection with the financing, the Company issued 4,500 shares of
Series  B  Stock at a price of $1,000 per share and  warrants  to purchase  the  Company's common stock.  The warrants  issued  are exercisable into 300,000 shares of common stock with an  exercise price  of  $2.75  and  an expiration date  of  January  9,  2003.
Additionally, warrants exercisable into 115,385 shares of  common stock  with an exercise price of $2.50 and an expiration date  of
January  9, 2003 were issued to the placement agent for  services provided.  In connection with the sale of the units, the  Company agreed  to register the common stock issuable upon the conversion of the Series B Stock and the execution of the warrants.

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

On  August 10, 1998 and March 22, 1999, pursuant to the terms  of the  Certificate  of Designation and approval  by  the  Board  of
Directors, the Company increased the number of reserved shares of common  stock  for issuance upon the conversion of the  Series  B
Stock by 2,567,652 and 3,833,699 shares, respectively.  This  was done  because the reserved amount had fallen below  135%  of  the number of shares of common stock issuable upon conversion of  the then outstanding shares of Series B Stock.  As of March 31, 1999, there  were  10,114,392  shares  of  common  stock  reserved  for issuance pursuant to the conversion of the remaining 2,735 shares of  Series B Stock issued and outstanding.  The actual number  of shares issuable upon conversion could be materially less or  more than this number depending on factors that cannot be predicted by
the  Company.   The number of shares issuable upon conversion  is
dependent on the market price of the common stock at the time  of the  conversion.  As of March 31, 1999, 1,765 shares of Series  B
Stock had been converted into 2,586,959 shares of common stock at an average conversion price of $.79 per share.

The  Company's  common stock was delisted from the  NASDAQ  Stock
Market  effective  March  17, 1999 as  the  Company  was  not  in compliance with NASDAQ's minimum bid price and net tangible asset
level.   Consequently,  each holder of  the  Company's  Series  B
Convertible  Preferred Stock has the right, beginning  March  31,
1999,  to  require the Company to redeem such holder's shares  of
Series  B  Preferred  Stock,  in  cash  or, at the Company's option, in common  stock,  at  a redemption price specified in the  Company's  Certificate  of Incorporation. The Company is not
aware that  any  such  holder intends to require such redemption, but cannot predict what  eachholder  may elect to require.  In the event a holder of Series  B Preferred  Stock  were to demand redemption at a time when the Company's resources are insufficient to redeem such holder's shares,  the  rights of such holder would include  the  right  to receive  interest  at  the annual rate of 24%  on  the  defaulted payment amount.

5.   Subsequent Event
On  April  30,  1999, in an effort to retain key  personnel,  the
Board  of Directors approved an increase in the number of  shares
of   common  stock  available  under  the  Company's  1995  Stock
Incentive Plan from 2,000,000 shares to 4,000,000 shares and  the issuance of options respecting 1,942,500 shares under the Plan to active  employees and directors of Accent Color  Sciences  at  an exercise  price of $.22 per share, the fair market  value  as  of that  date.  This amendment is, and indirectly substantially  all
of   such  options  are,  subject  to  shareholder  approval   in
accordance with the terms of the Plan.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Quarter Ended March 31, 1999 compared to Quarter Ended March 31,
1998.

Total  Net  Sales.   The Company currently  sells  its  Truecolor
system  with a 90-day warranty, which starts when the printer  is installed  at  the end-user customer site. Prior to  the  quarter ended  December 31, 1998, the Company deferred revenue on printer shipments until the end of the 90-day warranty period. During the quarter ended December 31, 1998, the Company, in accordance  with its  revenue recognition policy on printer sales, concluded that it  had adequate warranty experience to begin recognizing revenue upon  shipment  of  printers  to its primary  OEM  customer.  The
Company will continue to defer revenue on shipments to its second
OEM  customer  until systems are in production and are  past  the warranty  period  or  until  the Company  has  adequate  warranty history with that customer.  As of March 31, 1999 the Company had
deferred  revenue  of  $595,000  related  to  Truecolor   Systems
shipped.   Total net sales were $2,249,000 for the  three  months
ended  March  31, 1999 compared to $917,000 for the three  months ended March 31, 1998. Printer sales represented 80% of total  net sales  for the three months ended March 31, 1999 while  sales  of consumables and spare parts represented 20%.

Printers.   Printer sales were $1,809,000 for  the  three  months
ended  March  31, 1999 compared to $493,000 for the three  months ended March 31, 1998.  In the first quarter of 1998, revenue from printer  shipments  was deferred until the end  of  the  warranty period,  which resulted in revenue recognition on a  total  of  5 printers.  Sales for the first three months of 1999 reflected the shipment of 14 new systems and 1 system upgrade.

As  of  March  31,  1999, the Company's backlog consisted  of  41 systems, 2 system upgrades and consumables totaling $5,339,000.

Consumables  and Spare Parts Sales.  Consumables and spare  parts sales  were  $440,000 for the three months ended March  31,  1999 compared to $424,000 for the three months ended March 31, 1998.

Costs  of  Production.  Costs of production  increased  32%  from
$1,628,000  for  the  three  months  ended  March  31,  1998   to
$2,144,000  for  the  three months ended March  31,  1999.   This
increase was attributed to the cost of goods sold related to  the increased sales of printers totaling $1,069,000 and was offset by a  decrease in the cost of goods sold for consumables and  spares
totaling   $50,000,  reduced  payroll  costs  of   $386,000   and
reductions in other production related costs totaling $64,000.

Research  and  Development  Expenses.  Research  and  development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts,
including   manufacturing  prototype   systems.    Research   and
development expenses decreased 36% from $1,479,000 for the  three months  ended  March 31, 1998 to $952,000 for  the  three  months ended  March 31, 1999 as the Company directed its efforts  toward production and market development with less significant  emphasis on  research  and  development.  The  decrease  in  research  and development was primarily attributed to three major factors:  (i)
a  reduction in payroll and related costs due to the reduction in personnel, (ii) a reduction in design and development costs  paid to  Spectra associated with the development of ink jet printheads for  the  enhanced wide-head version of the Truecolor  Model  HC2 system  and (iii) a decrease in materials and supplies associated with research and development activities.

Marketing,   General  and  Administrative  Expenses.   Marketing,
general  and administrative expenses decreased 20% from  $909,000 for  the  three months ended March 31, 1998 to $723,000  for  the three  months ended March 31, 1999.  This decrease was  primarily due  to  a  reduction in payroll related costs due  to  headcount reductions in addition to a decrease in professional and  outside service costs. These items were offset by an increase of $130,000 resulting  from  the reclassification of service  related  costs.
Service   costs,  consisting  primarily  of  customer   technical
support,  were  classified as costs of  production  during  1998, while  in  1999,  such  costs are now  classified  as  marketing, general and administrative.

Interest  Expense  and Other (Income) Expense.  Interest  expense increased from $8,000 for the three months ended March  31,  1998
to  $98,000  for  the three months ended March  31,  1999.   This
increase   was   attributed  to  interest   and   debt   discount
amortization on the IBM loan which was obtained by the Company in
July  1998. Interest income decreased from $32,000 for the  three months ended March 31, 1998 to $5,000 for the three months  ended
March  31, 1999.  This decrease in interest income was attributed to a greater amount of cash available for investment in the first quarter of 1998 due to the private equity financing completed  in
January 1998.

Liquidity and Capital Resources
The  Company's  need  for funding has continued  from  period  to period  as  it  has  increased its marketing, sales  and  service efforts,  continued its research and development  activities  for the enhancement of Truecolor systems and increased production  of
Truecolor  systems.  To  date,  the  Company  has  financed   its
operations through customer payments, borrowings and the sale  of equity securities.

Operating activities consumed $3.2 million in cash during the first quarter of 1998 compared to $79,000 in cash provided from operations during the first quarter of 1999. This decrease in cash utilized was primarily attributed to a decrease in the net loss of the Company, an increase in payments from customers and a slowdown in the payment of accounts payable.

Capital expenditures increased from $10,000 for the quarter ended
March  31, 1998 to $192,000 for the quarter ended March 31, 1999.
Capital expenditures during the first quarter of 1999 primarily reflected acquisitions of equipment to support the Company's value engineering activities. The Company has no significant capital expenditure commitments at March 31, 1999.

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

As  of  March 31, 1999, the Company's primary source of liquidity was  cash  and cash equivalents totaling $918,000. Based  on  the current  operating plan of the Company, the primary  requirements for  cash through the remainder of 1999 will be to fund operating losses, marketing and sales efforts, commercial production of the
enhanced  Truecolor  System  and  the  further  development   and
enhancement  of  the Company's products. The Company's  currently planned research and development activities are focused on  value engineering to improve system profit margin and developing higher resolution  ink  jet  printing  and  other  enhancements  to  the
Truecolor Systems.

Based on its current operating plan, the Company anticipates that additional financing will be required to fund its operations  and capital  expenditures during the second half of 1999.  Management is  currently in discussions with potential investors  to  obtain such  funding and, in  the  meantime, is  continuing  tight  cost controls.  The Company's currently anticipated levels of  revenue and  cash  flow are subject to many uncertainties and  cannot  be assured. The amount of funds required by the Company will  depend on  many  factors, including the extent and timing  of  sales  of
Truecolor  Systems, product costs, engineering and  customer  and
technical   support   requirements.  The  inability   to   obtain
additional  financing  and  to  generate  sufficient  cash   from
operations  could  require the Company  to  reduce  or  eliminate
expenditures   for  research  and  development,   production   or
marketing of its products, or otherwise to curtail or discontinue its  operations.  The Company expects that quarterly  net  losses will continue through at least the fourth quarter of 1999.


Year 2000
Year 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

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

Forward-Looking Statements
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities
Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words
"believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements.
There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan; (iii) the dependence of the Company on third party suppliers for certain key technology elements; (iv) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis;
(v) the potential fluctuations in the Company's quarterly results of operations; and (vi) the ability of the Company to identify and remediate significant internal Year 2000 problems and ensure that corrective action, if necessary, is being taken by the Company's customers and suppliers. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-
K for 1998 as filed with the Securities and Exchange Commission.
Any forward-looking information contained herein should be considered in light of these factors.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K
There  were no reports on Form 8-K filed during the quarter ended
March 31, 1999.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Dated     May 14, 1999          By /s/ Charles E. Buchheit
                                     Charles E. Buchheit
                                     President and Chief Executive Officer


                                   By /s/ Tracy L. Hubert
                                      Tracy L. Hubert
                                      Acting Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)





