Form 10-Q
period 1999-06-30
ACCENT COLOR SCIENCES INC
filed 1999-08-13
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended June 30, 1999
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


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

The number of shares outstanding of the registrant's common stock as of July 31, 1999 was 17,765,865.



                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q
          For The Quarterly Period Ended June 30, 1999
                              INDEX

Part I.  Financial Information

Item 1.  Financial Statements                                          3
Item 2.  Management's Discussion and Analysis  of  Financial
         Condition and Results of Operations                          10

Part II. Other Information

Item 1.  Legal Proceedings                                            15
Item 2.  Changes in Securities and Use of Proceeds                    15
Item 3.  Defaults Upon Senior Securities                              15
Item 4.  Submission of Matters to a Vote of Security Holders          15
Item 5.  Other Information                                            15
Item 6.  Exhibits and Reports on Form 8-K                             15

Signatures                                                            16



                 ACCENT COLOR SCIENCES, INC.
                  CONDENSED BALANCE SHEETS


                                        June 30,   December 31,
                                          1999         1998
                                      -----------  ------------
                                      (unaudited)
Assets
Current assets:
     Cash and cash equivalents      $    436,878   $  1,048,425
     Accounts receivable                 948,910      1,321,782
     Inventories (Note 3)              1,967,646      2,269,016
     Prepaid expenses and other
     assets                              151,638        216,564
                                    ------------    -----------
          Total current assets         3,505,072      4,855,787

Fixed assets, net                      1,546,585      1,933,043
Other assets, net                         71,181         71,575
                                    ------------    -----------
          Total assets              $  5,122,838    $ 6,860,405
                                    ============    ===========

Liabilities and Shareholders'
Equity (Deficit)
Current liabilities:
     Obligations under capital
     leases                         $     52,043    $    64,014
     Accounts payable                  1,197,034        961,626
     Accrued expenses                  1,008,757        588,966
     Customer advances and deposits      355,000              -
     Deferred revenue                    714,000        595,000
                                     -----------     ----------
          Total current liabilities    3,326,834      2,209,606


Obligation under capital leases                -         23,116
Long-term debt, net of discount
(Note 6)                               2,301,695      2,235,593
Other long-term liabilities              534,822        601,759
                                     -----------     ----------
          Total non-current
          liabilities                  2,836,517      2,860,468
                                     -----------     ----------

          Total  liabilities           6,163,351      5,070,074
                                     -----------     ----------

Mandatorily redeemable convertible
  preferred stock, no par value,
  500,000 shares authorized,
  2,028 and 0 issued and
  outstanding (Note 5)                 2,943,230              -
                                     -----------     ----------
Shareholders' equity (deficit):
Preferred stock, no par value,
  500,000 shares authorized,
  0 and 3,500 issued and
  outstanding (Note 4)                         -      3,049,691

Common stock, no par value,
  35,000,000 shares authorized,
  17,385,832 and 12,841,881
  shares issued and outstanding       46,477,065     46,355,604
Accumulated deficit                  (50,460,808)   (47,614,964)
                                     -----------     ----------
          Total shareholders'
          equity (deficit)            (3,983,743)     1,790,331
                                     -----------     ----------

          Total liabilities and
          shareholders'
          equity (deficit)           $ 5,122,838    $ 6,860,405
                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.


                 ACCENT COLOR SCIENCES, INC.
       CONSENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                              Three months ended      Six months ended
                                   June 30,               June 30,
                               1999        1998        1999       1998
                              ------      ------      ------     ------
Revenue (Note 2)          $ 2,604,408   $ 421,517  $ 4,853,905  $ 1,338,250
Costs and expenses:
    Costs of production     2,361,626   1,149,207    4,505,932    2,777,255
    Research and
     development              661,741   1,049,155    1,613,571    2,528,102
    Marketing, general and
     administrative           670,080   1,210,130    1,393,321    2,119,472
                           ----------  ----------   ----------   ----------
                            3,693,447   3,408,492    7,512,824    7,424,829
                           ----------  ----------   ----------   ----------

Other (income) expense:
     Interest expense          96,969       7,310      194,783       15,093
     Interest income           (2,595)    (39,681)      (7,858)     (71,696)
                           ----------  ----------   ----------   ----------
                               94,374     (32,371)     186,925      (56,603)
                           ----------  ----------   ----------   ----------
Net loss                   (1,183,413) (2,954,604)  (2,845,844)  (6,029,976)

Imputed dividend on
 preferred stock (Note 4)           -           -            -     (920,000)
Accretion to redemption
 value on mandatorily
 redeemable convertible
 preferred stock (Note 5)  (1,176,154)          -   (1,176,154)           -
                           ----------  ----------   ----------   ----------
Net loss applicable to
common stock              $(2,359,567)$(2,954,604) $(4,021,998) $(6,949,976)
                           ==========  ==========   ==========   ==========


Net loss (basic & diluted)
per common share          $      (.15)$     (.24)  $      (.28)  $     (.57)
                           ==========  ==========   ==========   ==========
Weighted average common
shares outstanding         15,264,934  12,198,836   14,516,187   12,096,580
                           ==========  ==========   ==========   ==========



 The accompanying notes are an integral part of these financial statements.


                     ACCENT COLOR SCIENCES, INC.
           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                            Six months ended June 30,
                                                1999            1998
Cash   flows  from  operating                ---------       ---------
activities:
Net loss before accretion to redemption
  value on mandatorily redeemable
  convertible preferred stock and
  imputed dividend                         $(2,845,844)     $(6,029,976)
Adjustments  to  reconcile net loss
  to net cash used in
  operating activities:
   Depreciation and amortization               584,839          578,690
   Loss on disposal of fixed assets             90,893           13,453
Changes  in  assets   and
liabilities:
   Accounts receivable                         372,872         (238,589)
   Inventories                                 301,370       (1,305,134)
   Prepaid expenses and other assets            64,926          130,090
   Accounts payable and accrued expenses       655,199         (285,219)
   Customer advances and deposits              355,000          (85,600)
   Deferred revenue                            119,000          784,600
   Other long-term liabilities                 (66,937)          73,375
                                            ----------       ----------
   Net cash used in operating activities      (368,682)      (6,364,310)


Cash flows from investing activities:

 Proceeds from sale of fixed assets             48,163                -
 Purchases of fixed assets                    (270,941)        (126,592)
 Cost of patents                                     -          (17,825)
                                            ----------       ----------
   Net cash used in investing activities      (222,778)        (144,417)

Cash flows from financing activities:
 Payment of capital lease obligations          (35,087)         (32,012)
 Proceeds from exercise of options & warrants        -           44,625
 Deferred offering costs                        15,000                -
 Net proceeds from issuance of preferred
  stock  through offerings and conversion
  of debt                                            -        3,921,038
                                            ----------       ----------
   Net cash provided by (used in)
    financing activities                       (20,087)       3,933,651
                                            ----------       ----------
   Net decrease in cash
    and cash equivalents                      (611,547)      (2,575,076)

   Cash and cash equivalents at
    beginning of period                      1,048,425        4,005,563
                                            ----------       ----------
   Cash and cash equivalents at
    end of period                           $  436,878      $ 1,430,487
                                            ==========       ==========


The accompanying notes are an integral part of these financial statements.



                           ACCENT COLOR SCIENCES, INC.

        CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)





                        Common Stock              Preferred Stock         Accumulated
                    Shares        Amount        Shares       Amount        Deficit           Total
                  ----------    ----------    ----------   ----------     ----------       ----------
December 31, 1997  11,989,855   $45,114,633          -    $        -      $(37,845,111)     $7,269,522

Proceeds from
 sale                       -             -      4,500     3,921,037                 -       3,921,037
Exercise of
 options               37,500        44,625          -             -                 -          44,625
Conversion of
 Series B Preferred
 Stock                814,526       871,346     (1,000)     (871,346)                -               -
Warrants issued
 with debt                  -       325,000          -             -                 -         325,000
Net loss before
 imputed dividend           -             -          -             -        (9,769,853)     (9,769,853)
                   ----------    ----------  ---------    ----------       -----------      ----------
December 31, 1998  12,841,881    46,355,604      3,500     3,049,691       (47,614,964)      1,790,331

Conversion of
 Series B Preferred
 Stock              4,483,951     1,282,615     (1,472)   (1,282,615)                -               -
Reclassification
 of Series B Preferred
 Stock to Mandatorily
 Redeemable Convertible
 Preferred Stock
(Notes 4 & 5)               -             -     (2,028)   (1,767,076)                -      (1,767,076)
Accretion to
 redemption
 amount (Note 5)            -    (1,176,154)         -             -                 -      (1,176,154)
Common stock
 issued to
 service provider      60,000        15,000          -             -                 -          15,000
Net loss                    -             -          -             -        (2,845,844)     (2,845,844)
                   ----------    ----------  ---------    ----------       -----------      ----------
June 30, 1999
(unaudited)        17,385,832   $46,477,065          -   $         -      $(50,460,808)   $ (3,983,743)
                   ==========    ==========  =========    ==========       ===========      ==========

The accompanying notes are an integral part of these financial statements.



1.   Interim Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The December 31, 1998 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.   Inventories

Inventories consist of the following:
                                   June 30,   December 31,
                                    1999         1998

  Raw materials and components   $ 686,894   $1,185,529
  Work-in-process                  397,207      299,271
  Finished goods                   883,545      784,216
                                ----------   ----------
                                $1,967,646   $2,269,016
                                ==========   ==========

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

The Series B Stock, no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks senior to the Company's common stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Upon occurrence of specific events, as defined in the agreement, the holder may redeem the Series B Stock for cash. The Company, however, has the unilateral right to pre-empt the right of holders of the Series B Stock from demanding cash redemption of their shares by paying to them within five days of the specific event, as liquidated damages, 25% of the face amount of the Series B Stock then outstanding. Such liquidated damages can be paid in cash or shares at the Company's election. The Company also has optional redemption rights.

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

On August 10, 1998 and March 22, 1999, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 and 3,833,699 shares, respectively. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock. The actual number of shares issuable upon conversion could be materially less or more than this number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on the market price of the common stock at the time of the conversion. As of June 30, 1999, 2,472 shares of Series B Stock had been converted into 5,298,477 shares of common stock at an average conversion price of $0.58 per share.

The Company's common stock was delisted from the NASDAQ Stock Market effective March 17, 1999 as the Company was not in compliance with NASDAQ's minimum bid price and net tangible asset level. Consequently, each holder of the Company's Series B Stock had the right to require the Company to redeem such holder's shares of Series B Stock at a redemption price specified in the Company's Certificate of Incorporation.

The Company elected in April, following discussions with the holders of the Series B Stock, not to pay the liquidated damages and let their right to pre-empt redemption expire. As a result of the expiration of the Company's right to prevent demand redemption during the second quarter of 1999, the Company was required to reclassify the outstanding shares of the Series B Stock into Mandatorily Redeemable Convertible Preferred Stock ("Redeemable Preferred Stock") as of June 30, 1999 (See Note 5). As of the date of this report no holder of Series B Stock has redeemed its stock for cash.

5.   Mandatorily Redeemable Convertible Preferred Stock

On April 6, 1999, the Company elected to forgo its right to prevent demand redemption on its outstanding shares of Series B Preferred Stock (see Note 4 above), which resulted in the reclassification of 2,028 shares of the Series B Stock at a carrying value of $1,767,076 into Mandatorily Redeemable Convertible Preferred Stock. An additional $1,176,154 was accreted to Redeemable Preferred Stock to reflect the increase in redemption value from April 6, 1999 to June 30, 1999 in accordance with the redemption price specified in the Company's Certificate of Incorporation. Such accretion was charged against common stock and also increased the net loss applicable to common shareholders. As of June 30, 1999, there were 7,402,874 shares of common stock reserved for issuance pursuant to the conversion of the remaining 2,028 shares of Redeemable
Preferred Stock issued and outstanding. The features and rights of the Redeemable Preferred Stock remain the same as those explained in Note 4 above, with the exception that the remaining holders may demand redemption of their outstanding shares at any point in time.

6. Modification of Debt Terms

On August 2, 1999, the Company and IBM Corporation entered into an agreement to defer the interest payments owed by ACS to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998. This modification provides that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. Beginning with the interest payment due on January 1, 2000, the Company, however, is to make interest payments on the first day of each quarter during 2000 as required by the original Loan Agreement.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 1999 compared to Quarter Ended June 30,
1998.

Total Net Sales. The Company currently sells its Truecolor system with a 90-day warranty, which starts when the printer is installed at the end-user customer site. Prior to the quarter ended December 31, 1998, the Company deferred revenue on printer shipments until the end of the 90-day warranty period. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, concluded that it had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The Company will continue to defer revenue on shipments to its second OEM customer until systems are in production and are past the warranty period or until the Company has adequate warranty history with that customer. As of June 30, 1999 the Company had deferred revenue of $714,000 related to Truecolor Systems shipped. Total net sales were $2,604,000 for the three months ended June 30, 1999 compared to $422,000 for the three months ended June 30, 1998. Printer sales represented 84% of total net sales for the three months ended June 30, 1999 while sales of consumables and spare parts represented 16%.

Printers. Printer sales were $2,187,000 for the three months ended June 30, 1999 compared to $194,000 for the three months ended June 30, 1998. During the second quarter of 1998, revenue from printer shipments was deferred until the end of the warranty period, resulting in revenue recognition on a total of 3 systems of which 2 were Truecolor System upgrades. Sales for the second quarter of 1999 reflected the shipment of 16 new systems and 2 system upgrades.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $417,000 for the three months ended June 30, 1999 compared to $227,000 for the three months ended June 30, 1998. This increase of 84% was due to a larger printer installed base in the second quarter of 1999 compared to 1998 resulting in the consumption of more ink and spare parts.

Costs of Production. Costs of production increased 106% from $1,149,000 for the three months ended June 30, 1998 to $2,362,000 for the three months ended June 30, 1999. This increase was attributed to the cost of goods sold related to increased sales of printers and consumables totaling $1,683,000 and was offset by a decrease in payroll costs of $368,000 and reductions in other production related costs totaling $104,000.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses decreased 37% from $1,049,000 for the three months ended June 30, 1998 to $662,000 for the three months ended June 30, 1999 as the Company continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to three major factors:
(i) a reduction in payroll and related costs due to a reduction in personnel, (ii) a reduction in design and development costs paid to Spectra associated with the development of ink jet printheads for the enhanced wide-head version of the Truecolor Model HC2 system and (iii) a decrease in materials, supplies and design costs associated with research and development activities.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 45% from $1,210,000 for the three months ended June 30, 1998 to $670,000 for the three months ended June 30, 1999. This decrease was primarily due to a reduction in payroll related costs due to headcount reductions in addition to a decrease in general, professional and consulting costs. These items were offset by an increase of $67,000 resulting from the reclassification of service related costs. Service costs, consisting primarily of customer technical support, were classified as costs of production during 1998, while in 1999, such costs are now classified as marketing, general and administrative.

Interest Expense and Other (Income) Expense. Interest expense increased from $7,000 for the three months ended June 30, 1998 to $97,000 for the three months ended June 30, 1999. This increase was attributed to interest and debt discount amortization on the IBM loan, which was obtained by the Company in July 1998. Interest income decreased from $40,000 for the three months ended June 30, 1998 to $3,000 for the three months ended June 30, 1999. This decrease in interest income was attributed to a greater amount of cash available for investment in the second quarter of 1998 due to the private equity financing completed in January 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

Total Net Sales. Total net sales were $4,854,000 for the six months ended June 30, 1999 compared to $1,338,000 for the six months ended June 30, 1998. Printer sales represented 82% of total net sales for the six months ended June 30, 1999 while sales of consumables and spare parts represented 18%.

Printers. Printer sales were $3,996,000 for the six months ended June 30, 1999 compared to $687,000 for the six months ended June 30, 1998. In the first six months of 1998, revenue from printer shipments was deferred until the end of the warranty period, resulting in revenue recognition on a total of 8 systems of which 2 were Truecolor System upgrades. Sales for the first six months of 1999 reflected the shipment of 30 new systems and 3 system upgrades.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $858,000 for the six months ended June 30, 1999 compared to $651,000 for the six months ended June 30, 1998. This increase of 32% was due to a larger printer installed base in the first half of 1999 compared to the first half of 1998 resulting in the consumption of more ink and spare parts.

Costs of Production. Costs of production increased 62% from $2,777,000 for the six months ended June 30, 1998 to $4,506,000 for the six months ended June 30, 1999. This increase was attributed to the cost of goods sold related to increased sales of printers and consumables totaling $2,702,000 and was offset by a decrease in payroll costs of $752,000 and reductions in other production related costs totaling $143,000.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses decreased 36% from $2,528,000 for the six months ended June 30, 1998 to $1,614,000 for the six months ended June 30, 1999 as the Company continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to the following: (i) a reduction in payroll and related costs due to the reduction in personnel, (ii) a reduction in design and development costs paid to Spectra associated with the development of ink jet printheads for the enhanced wide-head version of the Truecolor Model HC2 system and (iii) a decrease in materials, supplies and equipment associated with research and development activities.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 34% from $2,119,000 for the six months ended June 30, 1998 to $1,393,000 for the six months ended June 30, 1999. This decrease was primarily due to a reduction in payroll related costs due to headcount reductions and the funding of the Company's Marketing personnel by IBM in addition to a decrease in general, professional and consulting costs. These items were offset by an increase of $190,000 reflecting higher payroll related costs necessary to maintain skilled service technicians in addition to the reclassification of service related costs. Service costs, consisting primarily of customer technical support, were classified as costs of production during 1998, while in 1999, such costs are now classified as marketing, general and administrative.

Interest Expense and Other (Income) Expense. Interest expense increased from $15,000 for the six months ended June 30, 1998 to $195,000 for the six months ended June 30, 1999. This increase was attributed to interest and debt discount amortization on the IBM loan, which was obtained by the Company in July 1998. Interest income decreased from $72,000 for the six months ended June 30, 1998 to $8,000 for the six months ended June 30, 1999. This decrease in interest income was attributed to a greater amount of cash available for investment in the first quarter of 1998 due to the private equity financing completed in January 1998.

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

Operating activities consumed $6,364,000 in cash during the first half of 1998 compared to $369,000 in the first half of 1999.
This decrease in cash utilized was primarily attributed to a decrease in the net loss of the Company, a decrease in inventory purchases, an increase in payments from customers and a slowdown in the payment of accounts payable.

Capital expenditures increased from $127,000 for the six months ended June 30, 1998 to $271,000 for the six months ended June 30, 1999. Capital expenditures during the first half of 1999 primarily reflected acquisitions of equipment to support the Company's value engineering activities. The Company has no significant capital expenditure commitments at June 30, 1999.

As of June 30, 1999, the Company's primary source of liquidity was cash and cash equivalents totaling $437,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 1999 will be to fund operating losses, commercial production of the enhanced Truecolor System, marketing and sales activities and the further development and enhancement of the Company's products. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

On August 2, 1999, the Company and IBM entered into an agreement to defer the interest payments owed by ACS to IBM arising out of the original Loan Agreement between the two companies dated July
21, 1998. The agreement provides that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. Beginning with the interest payment due on January 1, 2000, the Company, however, is to make interest payments on the first day of each quarter during 2000 as required by the original Loan Agreement.

In July, the Company received firm orders from IBM and Xerox exceeding $10 million, which are deliverable in the year 2000. These orders are subject to certain conditions and cancellation rights in the event of default by the Company. In addition, our value engineering plan is focused on improving product profit margin and is anticipated to help improve profits. We, however, expect revenues to be significantly lower for the second half of 1999 due to the year 2000 transition concerns of our OEM customers. While the Company continues to control its expenses to align them with revenues, the Company expects that quarterly net losses will continue through at least the first half of 2000. As a result, we will need to secure additional financing to carry us over until the year 2000 shipments provide adequate cash flow to fund operations. We have engaged an investment banking firm with whom the Company has had a long relationship to assist in meeting our capital needs. However, there can be no assurance that equity or debt financing will be available on terms acceptable to the Company or at all. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise curtail or discontinue its operations.


Year 2000

Year 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

Year 2000 Issue Defined. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example the clock circuit in the hardware may be incapable of holding a date beyond the year 1999, some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

State of Readiness. The Company's Information Technology ("IT") department began addressing the Y2K issue in 1996 as we evaluated the purchase of new software applications and hardware systems. During the fourth quarter of 1996, IT researched methodologies to manage the Y2K program and established a process that matched the resources available within the Company. The initial step in the process was to organize a team of both IT and non-IT employees and explain their roles in the process. The second step of the process was to establish an inventory of all potential areas where the Y2K problem could exist. The inventory included; server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware
(BIOS), PC operating systems, PC application software, phone system, security system, the Company's products (hardware BIOS and software), and our vendors. Each area listed in the inventory was assigned to a team member to evaluate the current Y2K compliance and where required, recommend a solution correct a Y2K problem. A database was created for all items to track the status to completion. All IT systems, except the phone system, have been updated to be Y2K complaint. The phone system will be updated in third quarter, 1999. Throughout the third quarter of 1999, we will continue to test the compliance of primary software applications in our test environment to confirm that vendor statements are consistent with our test results.

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

Forward-Looking Statements
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan; (iii) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements, as amended; (iv) the dependence of the Company on third party suppliers for certain key technology elements; (v) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (vi) the potential fluctuations in the Company's quarterly results of operations; and (vii) the ability of the Company to identify and remediate significant internal Year 2000 problems and ensure that corrective action, if necessary, is being taken by the Company's customers and suppliers. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report on Form 10-K for 1998 as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K

There  were no reports on Form 8-K filed during the quarter ended
June 30, 1999.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACCENT COLOR SCIENCES, INC.


   Dated     August 13, 1999       By    /s/ Charles E. Buchheit
                                         ------------------------
                                             Charles E. Buchheit
                                    President and Chief Executive Officer


                                   By    /s/ Tracy L. Hubert
                                         ------------------------
                                             Tracy L. Hubert
                                    Acting Chief Financial Officer
                            (Principal Financial and Accounting Officer)