Form 10-K/A
period 1998-12-31
ACCENT COLOR SCIENCES INC
filed 1999-09-20
CIK 921898

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-K/A

        AMENDMENT NUMBER 1 TO THE ANNUAL REPORT PURSUANT TO SECTION
                                13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

 The aggregate market value of common stock held by non-affiliates of the registrant as of March 5, 1999 was $7,038,099.

  The number of shares outstanding of the registrant's common stock as of
                       March 5, 1999 was 13,942,721.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

   The registrant is amending its Annual Report on Form 10-K to include amendments to Items 6, 7 and 8.



                        ACCENT COLOR SCIENCES, INC.

                                FORM 10-K/A
                   For The Year Ended December 31, 1998
                                   INDEX

Part II
Item 6.   Selected Financial Data                                     3
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        4
Item 8.   Financial Statements and Supplementary Data                11
Signatures                                                           28




Item 6.  Selected Financial Data


                             For the year ended December 31,
                        1994      1995      1996      1997      1998
Statement of
Operations Data:
Sales              $      -    $     -    $     -   $ 1,578   $ 8,220
Costs and
expenses:
 Costs of
  production              -          -      1,272     7,397     9,836
 Research and
  development           805      3,051      6,932     8,786     4,249
 Marketing,
  general and
  administrative        336      1,003      4,394     4,439     3,822
 Related party
  administrative
  expense                 -         80         25         -         -
                     ------     ------     ------    ------    ------
                      1,142      4,134     12,623    20,622    17,907
Other(income)
expense:
 Interest expense        12         83        656       246       200
Interest income           -          -       (113)     (599)     (117)
                     ------     ------     ------    ------    ------
                         12         83        543      (353)       83
Net  loss  before    ------     ------     ------    ------    ------
 extraordinary item  (1,154)    (4,217)   (13,166)  (18,691)   (9,770)
                     ------     ------     ------    ------    ------
Extraordinary
item:
 Loss on early
 extinguishment of
 debt, net  of
 income taxes of nil      -          -      (573)         -         -
                     ------     ------     ------    ------    ------
Net loss             (1,154)    (4,217)  (13,739)   (18,691)   (9,770)
                     ------     ------     ------    ------    ------

Non-cash  imputed
dividend on
mandatorily
redeemable
convertible
preferred stock           -         -          -          -      (920)
                     ------     ------     ------    ------    ------
Net loss
applicable to
common stock       $ (1,154)  $(4,217)   $(13,739) $(18,691)  $(10,690)
                    =======    =======     ======    ======    =======
Net  loss  (basic
and  diluted) per
common share:      $  (.66)   $ (2.33)   $  (3.57) $  (1.77)  $   (.87)
Weighted  average  =======    =======     ======    ======    =======
common shares
outstanding      1,756,841  1,809,240   3,852,982  10,566,890 12,330,903
                 =========  =========   =========  ========== ==========

                                         December 31,

                           1994     1995     1996      1997      1998
Balance Sheet Data:
Cash and cash
 equivalents             $ 165     $  1    $ 20,289  $ 4,006   $ 1,048
Working capital
 (deficit)                 (86)  (1,862)     18,189    4,836     2,646
Total assets                246     728      26,951   12,407     6,860
Short-term debt               -      50       1,000        -         -
Long-term debt,  less
 current portion              -   2,020       1,272        -     2,236
Mandatorily
 redeemable
 convertible preferred
 stock                        -      -           -         -     3,097
Total   shareholders'
 equity (deficit)           (57)(3,164)     19,345     7,270    (1,307)



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


                                       Units                Dollars
                                     New      System    New Systems &
                                 Systems    Upgrades         Upgrades

        Deferred revenue as of
        December 31, 1997             26           2       $ 2,496,000
           Plus: Shipments in 1998    27          23         4,753,000
           Less: Revenue             (48)        (25)       (6,654,000)
                 recognized in 1998
        Deferred revenue as of
        December 31, 1998              5           -       $   595,000


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

On January 13, 1998, the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. Pursuant to the financing, the Company issued 4,500 shares of Series B Mandatorily Redeemable Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2008. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided.

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


               REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accent Color Sciences, Inc.

 In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in shareholders' equity (deficit), after the reclassification described in Note 7, present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



/s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
March 9, 1999, except as to Note 7
which is as of September 14, 1999



                          ACCENT COLOR SCIENCES, INC.
                                BALANCE SHEETS

                                          December 31,

                                        1998        1997
Assets
Current assets:
      Cash and cash equivalents   $  1,048,425   $ 4,005,563
     Accounts receivable             1,321,782       439,934
     Inventories (Notes 2 and 4)     2,269,016     4,611,216
     Prepaid expenses and other
      current assets                   216,564       323,306
                                   -----------   -----------
          Total current assets       4,855,787     9,380,019

Fixed assets, net (Notes 2 and 3)    1,933,043     2,974,422
Other assets, net (Note 2)              71,575        52,698
                                   -----------   -----------
          Total assets             $ 6,860,405   $12,407,139
                                   ===========   ===========

Liabilities, Mandatorily Redeemable
Convertible Preferred Stock and
Shareholders' Equity (Deficit)
Current liabilities:
     Obligations under capital
      leases (Note 9)               $   64,014   $    61,360
     Accounts payable                  961,626       859,693
     Accrued expenses (Note 2)         588,966     1,041,383
     Customer advances and deposits
      (Note 2)                               -        85,600
     Deferred revenue (Note 2)         595,000     2,496,000
                                   -----------   -----------
       Total current liabilities     2,209,606     4,544,036

Obligations under capital leases
 (Note 9)                               23,116        91,937
Long-term debt, net of discount
 (Note 5)                            2,235,593             -
Other long-term liabilities (Notes
 8 and 9)                              601,759       501,644

       Total non-current
        liabilities                  2,860,468       593,581
                                   -----------   -----------
          Total liabilities          5,070,074     5,137,617
                                   -----------   -----------
Commitments and contingencies
(Notes 9 and 13)

Mandatorily redeemable convertible
 preferred stock, no par value,
 500,000 shares authorized,
 3500 and 0 issued and outstanding
 (Reclassified Note 7)               3,097,368             -
                                   -----------   -----------
Shareholders' equity (Notes 6 and 8):
Common stock, no par value,
 35,000,000 and 25,000,000
 shares authorized,
 12,841,881 and 11,989,855
 shares issued and outstanding      46,307,927    45,114,633
Accumulated deficit                (47,614,964)  (37,845,111)
                                   -----------   -----------
        Total shareholders'
         equity (deficit)           (1,307,037)    7,269,522
                                   -----------   -----------

        Total liabilities,
         mandatorily redeemable
         convertible preferred
         stock and shareholders'
         equity                   $  6,860,405  $ 12,407,139
                                   ===========   ===========


  The accompanying notes are an integral part of these financial statements.



                        ACCENT COLOR SCIENCES, INC.
                         STATEMENTS OF OPERATIONS





                                    For the year ended December 31,

                                   1998          1997           1996
                                  ------        ------         ------
Revenue (Note 2)               $ 8,219,586    $ 1,577,508    $        -
                                ----------     ----------    ----------
Costs and expenses:
    Costs of production          9,836,379      7,396,828     1,272,357
    Research and development     4,248,779      8,786,217     6,932,017
    Marketing, general and
     administrative (Note 12)    3,822,113      4,438,518     4,418,380
                                ----------     ----------    ----------
                                17,907,271     20,621,563    12,622,754
                                ----------     ----------    ----------
Other (income) expense:
     Interest expense              199,572        245,550       655,730
     Interest income              (117,404)      (599,041)     (113,126)
                                ----------     ----------    ----------
                                    82,168       (353,491)      542,604
                                ----------     ----------    ----------

Net loss before extraordinary
 item                           (9,769,853)   (18,690,564)  (13,165,358)

Extraordinary item:
  Loss on early
  extinguishment of debt,
  net of income taxes of
  nil                                    -              -      (573,303)
                                ----------     ----------    ----------
Net loss                        (9,769,853)   (18,690,564)  (13,738,661)
                                ----------     ----------    ----------
Imputed dividend on mandatorily
redeemable convertible preferred
stock (Note 7)                    (920,000)             -             -
                                ----------     ----------    ----------
Net loss applicable to common
 stock                        $(10,689,853)  $(18,690,564) $(13,738,661)
                               ===========    ===========   ===========
Net loss (basic and diluted) per
 common share (Note 2):       $       (.87)  $      (1.77) $      (3.57)
                               ===========    ===========   ===========

Weighted average common shares
  Outstanding (Note 2)          12,330,903     10,566,890     3,852,982
                               ===========    ===========   ===========


 The accompanying notes are an integral part of these financial statements.


                          ACCENT COLOR SCIENCES, INC.
                           STATEMENT OF CASH FLOWS


                                   For the year ended December 31,
                                  1998            1997           1996
Cash flows from operating        ------          ------         ------
activities:
 Net loss                   $ (9,769,853)   $ (18,690,564)  $ (13,738,661)

 Adjustments to reconcile
 net loss to net cash used in
 Operating activities:
   Depreciation and
    amortization               1,208,368        1,128,533         974,184
   Expense related to
    stock and options
    granted                       13,054          345,230               -
   Loss on disposal of
    fixed assets                   4,552           11,460          82,691
   Conversion of accrued
    interest to common stock           -                -         231,147
   Extraordinary loss on
    extinguishment of debt             -                -         573,303
Changes in assets and
liabilities:
   Accounts receivable          (881,848)        (410,463)        (29,471)
   Inventories                 2,342,200       (1,248,964)     (3,362,252)
   Prepaid expenses and
    other assets                 106,742          188,327        (523,487)
   Accounts payable and
    accrued expenses            (350,484)        (717,230)      1,366,969
   Customer advances and
    deposits                     (85,600)      (1,301,800)        837,400
   Deferred revenue           (1,901,000)       1,546,000         950,000
   Other long-term
    liabilities                   87,061          293,642         133,091
                             -----------      -----------     -----------
Net cash used in
operating activities          (9,226,808)     (18,855,829)    (12,505,086)
                             -----------      -----------     -----------
Cash flows from investing
activities:
  Proceeds from sale of fixed
   assets                         58,475                -           5,524
  Purchases of fixed assets     (168,776)      (1,256,244)     (2,611,891)
  Cost of patents                (19,524)         (21,666)        (28,534)
                             -----------      -----------     -----------
Net cash used in
investing activities            (129,825)      (1,277,910)     (2,634,901)
                             -----------      -----------     -----------

Cash flows from financing
activities:
  Payment of capital lease
   obligations                   (66,167)        (69,146)         (71,953)
  Net proceeds from issuance
   of debentures                       -               -        3,049,768
  Proceeds from issuance of
   warrants                      325,000               -          261,482
  Net proceeds from issuance
   of common stock                     -       4,486,326       33,869,508
  Proceeds from exercise of
   options and warrants           44,625       1,783,587                -
  Net proceeds from issuance
   of preferred stock          3,921,037               -                -
  Payment of notes payable             -               -          (50,000)
  Proceeds from long-term
   debt                        2,175,000               -        2,223,750
  Repayment of debentures              -      (2,350,000)      (3,855,000)
                             -----------      -----------     -----------
Net cash provided by
financing activities           6,399,495       3,850,767       35,427,555
                             -----------      -----------     -----------
Net increase
(decrease) in cash and cash
equivalents                   (2,957,138)    (16,282,972)      20,287,568

Cash and cash
equivalents at beginning of
period                         4,005,563      20,288,535              967
                             -----------     -----------      -----------
Cash and cash equivalents
at end of period            $  1,048,425    $  4,005,563     $ 20,288,535
                             ===========     ===========      ===========

Supplemental disclosure
  Cash paid for:
      Interest              $     75,089    $    167,188     $    246,509
                             ===========     ===========      ===========


The accompanying notes are an integral part of these financial statements.


                        ACCENT COLOR SCIENCES, INC.
          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                     Common Stock           Preferred Stock        Accumulated
                   Shares       Amount      Shares    Amount         Deficit          Total
December 31, 1995 2,094,840   $  821,291    324,360   $1,430,634   $(5,415,886)    $(3,163,961)

Warrants issued
 with debt                -      261,482          -            -             -         261,482
Proceeds from
 sale            2,625,000     9,460,044          -            -             -       9,460,044
Proceeds from
 initial public
 offering        3,450,000    24,409,464          -            -             -      24,409,464
Conversion of
 Series III
 debentures        607,626     2,116,575          -            -             -       2,116,575
Conversion of
 Preferred
 stock           1,362,309     1,430,634   (324,360)  (1,430,634)            -               -
Net loss                 -             -          -            -   (13,738,661)    (13,738,661)
                ----------    ----------  ---------   ----------   -----------      ----------
December 31,
 1996           10,139,775    38,499,490          -            -   (19,154,547)     19,344,943

Exercise of
 options            92,250       465,067          -            -             -         465,067
Exercise of
 warrants          394,091     1,445,000          -            -             -       1,445,000
Shares issued in
 connection with
 the Xerox
 agreement          50,000       218,750          -            -             -         218,750
Proceeds from
 sale            1,313,739     4,486,326          -            -             -       4,486,326
Net loss                 -             -          -            -   (18,690,564)    (18,690,564)
                ----------    ----------  ---------   ----------   -----------      ----------
December 31,
 1997           11,989,855    45,114,633          -            -   (37,845,111)      7,269,522

Exercise of
 options            37,500        44,625          -            -             -          44,625
Proceed from sale
 of warrants             -       810,000          -            -             -         810,000
Imputed dividend on
 mandatorily redeemable
 convertible preferred
 stock                   -      (920,000)         -            -             -        (920,000)
Conversion of
 mandatorily
 redeemable
 convertible
 preferred stock   814,526       933,669          -            -             -         933,669
Warrants issued
 with debt               -       325,000          -            -             -         325,000
Net loss                 -             -          -            -    (9,769,853)     (9,769,853)
                ----------    ----------  ---------   ----------   -----------      ----------
December 31,
 1998           12,841,881   $46,307,927          -   $        -  $(47,614,964)    $(1,307,037)
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

3.   Fixed Assets
                                          December 31,
                                        1998       1997


     Equipment                       1,643,851  1,564,611
     Computers                         838,367    902,662
     Furniture and fixtures            487,627    487,627
     Leasehold improvements            950,755    953,699
     Purchased software                369,252    369,606
     Capital leases - equipment        294,397    294,397
      Construction in process           29,317          -
                                    ----------  ---------
                                     4,613,566  4,572,602
     Less:accumulated depreciation
     and amortization                2,680,523  1,598,180
                                    ----------  ---------
                                     1,933,043  2,974,422
                                    ==========  =========

Amortization expense for capital leases amounted to $78,887, $77,250 and $42,454 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense was $1,068,241, $971,601 and $485,191 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. Inventories
Inventories consist of the following:
                                               December 31,
                                              1998      1997

  Raw materials and components           $ 1,185,529 $ 1,590,386
  Work-in-process                            299,271     403,585
  Finished goods                             784,216   2,617,245
                                           ---------   ---------
                                         $ 2,269,016 $ 4,611,216
                                           =========   =========

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

7.   Mandatorily Redeemable Convertible Preferred Stock

In December 1997, the Company's Board of Directors designated a series of 4,500 shares of the Company's previously authorized preferred stock, no par value per share, to be designated as the Series B Convertible Preferred
Stock ("Series B Stock"). On January 13, 1998 the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. In connection with the financing, the Company issued 4,500 shares of Series B Stock at a price of $1,000 per share and warrants to purchase the Company's common stock with net proceeds of $3,921,037. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. The deemed fair market value of these warrants has been reflected as an increase to common shareholders' equity and a reduction of mandatorily redeemable convertible preferred stock. In connection with the sale of the units, the Company agreed to register the common stock issuable upon the conversion of the Series B Stock and the execution of the warrants.

The Series B Stock, no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks senior to the Company's common stock and Series A Preferred Stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Upon occurrence of specific events, as defined in the agreement, the holder may redeem the Series B Stock for cash. In certain, but not all, redemption events, the Company has the unilateral right to pre-empt the right of holders of the Series B Stock from demanding cash redemption of their shares by paying to them within five days of the specific event, as liquidated damages, 25% of the face amount of the Series B Stock then outstanding. Such liquidated damages can be paid in cash or shares at the Company's election. Management does not consider any of the events that would trigger mandatory redemption to be probable events, has determined a reasonable estimate of when the circumstances that would result in the shares becoming mandatorily redeemable cannot be made, and therefore at December 31, 1998 does not accrue for accretion.

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

The terms of conversion of the Series B Stock afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price was treated as an imputed (non-cash) dividend for purposes of calculating net loss per common share, although no assets of the Company were expended. The imputed dividend is approximately $920,000 and has the effect of increasing the net loss per common share by $.07 per share for the twelve months ended December 31, 1998. The imputed dividend has been recorded as a reduction to common shareholders' equity.

In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission ("the Commission") raised an issue regarding the classification of the Company's mandatorily redeemable convertible preferred stock. Due to certain of the mandatory redemption features mentioned above, the carrying value of the preferred shares, which were previously presented as a component of Shareholders' equity (deficit), has been reclassified as temporary equity, outside of shareholders' equity (deficit) at December 31, 1998. The reclassification of the 1998 financial statements for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity and total shareholders' equity (deficit) at December 31, 1998, as previously reported and reclassified, are as follows:




                                                            December 31, 1998

    Redeemable equity - previously reported..........         $         -
    Adjustment related to the presentation of the mandatorily
     redeemable convertible preferred shares as redeemable...   3,097,368
                                                                ---------
     As restated......................                        $ 3,097,368
                                                                =========

     Shareholders'equity (deficit) - previously reported..... $ 1,790,331
     Adjustment related to the presentation of the mandatorily
      redeemable convertible preferred shares as redeemable... (3,097,368)
                                                                ---------
     As restated......................                        $(1,307,037)
                                                                =========


8. Stock Incentive Plan

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



9. Leases

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


14. Subsequent Events and Reclassification of Mandatorily Redeemable Convertible Preferred Stock at Interim Reporting Dates (Unaudited)

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

On April 6, 1999, the Company elected to forgo its right to prevent demand redemption on its outstanding shares of Series B Preferred Stock which resulted in an additional $1,176,154 being accreted to Redeemable Preferred Stock to reflect the increase in redemption value from April 6, 1999 to June 30, 1999 in accordance with the redemption price specified in the Company's Certificate of Incorporation. Such accretion was charged against common stock and also increased the net loss applicable to common shareholders. As of June 30, 1999, there were 7,402,874 shares of common stock reserved for issuance pursuant to the conversion of the remaining 2,028 shares of Redeemable Preferred Stock issued and outstanding. The features and rights of the Redeemable Preferred Stock remain the same with the exception that the remaining holders may demand redemption of their outstanding shares at any point in time.

In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission ("the Commission") raised an issue regarding the classification of the Company's mandatorily redeemable convertible preferred stock.

Due to certain mandatory redemption features, the carrying value of the preferred shares, which were previously presented as a component of shareholders' equity (deficit), has been reclassified as temporary equity, outside of shareholders' equity (deficit) for 1998.

The reclassification of the preferred shares for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity and total shareholders' equity (deficit) at the interim reporting dates, as previously reported and reclassified, are as follows:
                                                       1998
                                         --------------------------------
                                         September 31   June 30  March 31

 Redeemable equity-previously reported  $        -   $        -  $        -
 Adjustment related to the presentation
  of the mandatorily redeemable
  convertible preferred shares
  as redeemable                          3,377,466    3,657,565   4,031,038
                                        ----------   ----------  ----------
 As restated                            $3,377,466   $3,657,495  $4,031,038
                                        ==========   ==========  ==========
 Shareholders' equity (deficit)-
  previously   reported                 $3,502,208   $5,205,209  $8,159,813
 Adjustment related to the
  presentation of the mandatorily
  redeemable convertible preferred
  shares as redeemable                  (3,377,466)  (3,657,565) (4,031,038)
                                        ----------   ----------  ----------
 As restated                            $  124,742   $1,547,644  $4,128,775
                                        ==========   ==========  ==========


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on September 17, 1999.

                                   ACCENT COLOR SCIENCES, INC.


                                   By   /s/ Charles E. Buchheit
                                      ---------------------------
                                          Charles E. Buchheit
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 17, 1999.

     Signature                       Title                 Date

/s/ Charles E. Buchheit
------------------------
Charles E. Buchheit           President and Chief        September 17, 1999
                               Executive Officer
                         (Principal Executive Officer)

/s/ Tracy L. Hubert
------------------------
Tracy L. Hubert          Acting Chief Financial Officer  September 17, 1999
                    (Principal Financial and Accounting Officer)


----------*-------------
Joseph T. Brophy                     Director            September 17, 1999


----------*-------------
Richard J. Coburn                    Director            September 17, 1999


----------*-------------
Richard Hodgson                      Director            September 17, 1999


----------*-------------
Norman L. Millard                    Director            September 17, 1999


----------*-------------
Willard F. Pinney, Jr.               Director            September 17, 1999


----------*-------------
Robert H. Steele                     Director            September 17, 1999



*By: Charles E. Buchheit
      Charles E. Buchheit
      Attorney-in-fact