Form 10-Q/A
period 1999-03-31
ACCENT COLOR SCIENCES INC
filed 1999-09-20
CIK 921898

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q/A

                   AMENDMENT NUMBER 1 TO THE
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For The Quarterly Period Ended March 31, 1999
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____ to ______


                 Commission File Number 0-29048

                   ACCENT COLOR SCIENCES, INC.
     (Exact name of registrant as specified in its charter)
         Connecticut                         06-1380314
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

800 Connecticut Boulevard, East Hartford, Connecticut       06108
         (Address of principal executive office)  (Zip Code)
 Registrant's telephone number, including area code:  (860) 610- 4000

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

The Registrant is amending its quarterly report on Form 10-Q for the quarter ended March 31, 1999 to include amendments to Item 1.

                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q/A
          For The Quarterly Period Ended March 31, 1999
                              INDEX
Part I.  Financial Information

Item 1. Financial Statements                                           3

Signatures                                                            14




                 ACCENT COLOR SCIENCES, INC.

                  CONDENSED BALANCE SHEETS

                                       March 31,    December 31,
                                         1999           1998
                                      (unaudited)
Assets
Current assets:
     Cash and cash equivalents     $   918,369      $ 1,048,425
     Accounts receivable               849,328        1,321,782
     Inventories (Note 3)            2,660,489        2,269,016
     Prepaid expenses and other
       assets                          209,677          216,564
                                     ---------        ---------
          Total current assets       4,637,863        4,855,787

Fixed assets, net                    1,852,161        1,933,043
Other assets, net                       71,378           71,575
                                     ---------        ---------
          Total assets             $ 6,561,402      $ 6,860,405
                                     =========        =========
Liabilities, Mandatorily
Redeemable Convertible Preferred
Stock and Shareholders' Equity (Deficit)
Current liabilities:
     Obligations under capital
       leases                      $    64,231       $   64,014
     Accounts payable                1,856,391          961,626
     Accrued expenses                  792,572          588,966
     Customer advances and deposits    260,000                -
     Deferred revenue                  595,000          595,000
                                     ---------        ---------

          Total current liabilities  3,568,194        2,209,606


Obligation under capital leases          5,737           23,116
Long-term debt, net of discount      2,268,644        2,235,593
(Note 5)
Other long-term liabilities            590,927          601,759
                                     ---------        ---------
          Total non-current
            liabilities              2,865,308        2,860,468
                                     ---------        ---------
          Total liabilities          6,433,502        5,070,074
                                     ---------        ---------
Mandatorily redeemable convertible
 preferred stock, no par value,
 500,000 shares authorized,
 2,735 and 3,500 issued and
 outstanding (Note 4)                2,383,116        3,097,368
                                     ---------        ---------
Shareholders' equity:

  Common stock, no par value,
    35,000,000 shares authorized,
    14,614,314 and 12,841,881
    shares issued and outstanding   47,022,179       46,307,927
    Accumulated deficit            (49,277,395)     (47,614,964)
                                    ----------       ----------
 Total shareholders'equity(deficit)( 2,255,216)      (1,307,037)
                                    ----------       ----------
       Total liabilities,
       mandatorily
       redeemable convertible
       preferred stock and
       shareholders' equity       $  6,561,402    $   6,860,405
                                     =========       ==========



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


Imputed dividend on mandatorily
redeemable convertible preferred
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
  Net loss before imputed
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



                           ACCENT COLOR SCIENCES, INC.
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                         Common Stock                   Accumulated
                     Shares         Amount                Deficit         Total

December 31, 1997  11,989,855   $45,114,633           $(37,845,111)   $ 7,269,522
Proceeds from
  sale of warrants          -       810,000                      -        810,000
Exercise of
 options               37,500        44,625                      -         44,625
Imputed dividend on
 mandatorily redeemable
 convertible preferred
 stock                      -      (920,000)                     -       (920,000)
Conversion of
 Series B
 Preferred
 Stock                814,526       933,669                      -        933,669
Warrants issued
 with debt                  -       325,000                      -        325,000
Net loss before
 imputed dividend           -             -             (9,769,853)    (9,769,853)

December 31, 1998  12,841,881    46,307,927            (47,614,964)    (1,307,037)

Conversion of
 Series B
 Preferred Stock    1,772,433       714,252                      -        714,252
Net loss                    -             -             (1,662,431)    (1,662,431)

March 31, 1999    14,614,314     $47,022,179          $(49,277,395)   $(2,255,216)
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

The Series B Stock, no par value per share, is convertible into such number of shares of common stock as is determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which is determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks senior to the Company's common stock and Series A Preferred Stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Upon occurrence of specific events, as defined in the agreement, the holder may redeem the Series B Stock for cash. In certain, but not all, redemption events, the Company has the unilateral right to pre-empt the right of holders of the Series B Stock from demanding cash redemption of their shares by paying to them within five days of the specific event, as liquidated damages, 25% of the face amount of the Series B Stock then outstanding. Such liquidated damages can be paid in cash or shares at the Company's election. Management does not consider any of the events that would trigger mandatory redemption to be probable events, has determined a reasonable estimate of when the circumstances that would result in the shares becoming mandatorily redeemable cannot be made, and therefore at March 31, 1999 does not accrue for accretion.

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

In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission ("the Commission") raised an issue regarding the classification of the Company's mandatorily redeemable convertible preferred stock. Due to certain of mandatory redemption features, the carrying value of the preferred shares, which were previously presented as a component of shareholders' equity (deficit), has been reclassified as temporary equity, outside of shareholders' equity (deficit) at March 31,1999. The reclassification of the preferred shares for thematter described above had no effect on the Company's net loss,total assets or total liabilities. The
Company's redeemable equity and total shareholders' equity (deficit) at March 31,1999, as previously reported and reclassified, are as follows:

                                                             March 31, 1999
 Redeemable equity - previously reported                      $         -
 Adjustment related to the presentation of the mandatorily
  redeemable convertible preferred shares as redeemable         2,383,116
                                                               ----------
 As restated                                                  $ 2,383,116
                                                               ==========

 Shareholders' equity (deficit) - previously reported         $   127,900
 Adjustment related to the presentation of the mandatorily
  redeemable convertible preferred shares as redeemable        (2,383,116)
                                                               ----------
 As restated                                                  $(2,255,216)
                                                               ==========

5.   Subsequent Event
On April 30, 1999, in an effort to retain key personnel, the Board of Directors approved an increase in the number of shares of common stock available under the Company's 1995 Stock Incentive Plan from 2,000,000 shares to 4,000,000 shares and the issuance of 1,942,500 options under the Plan to active employees and directors of Accent Color Sciences at an exercise price of $.22 per share, the fair market value as of that date. This amendment is, and indirectly substantially all of such options are, subject to shareholder approval in accordance with the terms of the Plan.





4.  Mandatorily Redeemable Convertible Preferred Stock
In December 1997, the Company's Board of Directors designated a series of 4,500 shares of the Company's previously authorized preferred stock, no par value per share, to be designated as the Series B Convertible Preferred Stock ("Series B Stock"). On January 13, 1998 the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. In connection with the financing, the Company issued 4,500 shares of Series B Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. In connection with the sale of the units, the Company agreed to register the common stock issuable upon the conversion of the Series B Stock and the execution of the warrants.

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

                                   ACCENT COLOR SCIENCES, INC.


   Dated    September 17, 1999     By /s/ Charles E. Buchheit
                                     Charles E. Buchheit
                                     President and Chief Executive Officer


                                   By /s/ Tracy L. Hubert
                                      Tracy L. Hubert
                                      Acting Chief Financial Officer
                                 (Principal Financial and Accounting Officer)