Form 10-Q/A
period 1999-06-30
ACCENT COLOR SCIENCES INC
filed 1999-09-20
CIK 921898

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



                   ACCENT COLOR SCIENCES, INC.

                            FORM 10-Q/A
          For The Quarterly Period Ended June 30, 1999
                              INDEX
Part I.  Financial Information

Item 1.  Financial Statements                                          3

Signatures                                                             9




                 ACCENT COLOR SCIENCES, INC.
                  CONDENSED BALANCE SHEETS

                                        June 30,   December 31,
                                          1999         1998
                                      -----------  ------------
                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents      $    436,878   $  1,048,425
     Accounts receivable                 948,910      1,321,782
     Inventories (Note 3)              1,967,646      2,269,016
     Prepaid expenses and other
     assets                              151,638        216,564
                                    ------------    -----------
          Total current assets         3,505,072      4,855,787

Fixed assets, net                      1,546,585      1,933,043
Other assets, net                         71,181         71,575
                                    ------------    -----------
          Total assets              $  5,122,838    $ 6,860,405
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
                                            ==========       ==========


The accompanying notes are an integral part of these financial statements



                           ACCENT COLOR SCIENCES, INC.

        CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)





                        Common Stock                Accumulated
                    Shares        Amount             Deficit           Total
                  ----------    ----------         ----------       ----------
December 31, 1997  11,989,855   $45,114,633       $(37,845,111)     $7,269,522

Proceeds from
 sale of warrants           -       810,000                  -         810,000
Imputed dividend on
 mandatorily redeemable
 convertible preferred
 stock                      -      (920,000)                 -        (920,000)

Exercise of
 options               37,500        44,625                  -          44,625
Conversion of
 mandatorily redeemable
 convertible preferred
 Stock                814,526       933,669                  -         933,669
Warrants issued
 with debt                  -       325,000                  -         325,000
Net loss                    -             -         (9,769,853)     (9,769,853)
                   ----------    ----------         -----------      ----------
December 31, 1998  12,841,881    46,307,927        (47,614,964)      1,307,037

Conversion of
 mandatorily redeemable
 convertible preferred
 Stock              4,483,951     1,330,292                  -       1,330,292
Accretion to
 redemption
 amount (Note 5)            -    (1,176,154)                 -      (1,176,154)
Common stock
 issued to
 service provider      60,000        15,000                  -          15,000
Net loss                    -             -         (2,845,844)     (2,845,844)
                   ----------    ----------        -----------      ----------
June 30, 1999
(unaudited)        17,385,832   $46,477,065       $(50,460,808)   $ (3,983,743)
                   ==========    ==========        ===========      ==========

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