Form 10-Q
period 1999-09-30
ACCENT COLOR SCIENCES INC
filed 1999-11-15
CIK 921898

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 18,865,865.

                           ACCENT COLOR SCIENCES, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.     FINANCIAL INFORMATION
Item 1.       Financial Statements.................................................    3

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................   10

PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings....................................................   16

Item 2.       Changes in Securities and Use of Proceeds.............................  16

Item 3.       Defaults Upon Senior Securities.......................................  16

Item 4.       Submission of Matters to a Vote of Security Holders...................  16

Item 5.       Other Information.....................................................  16

Item 6.       Exhibits and Reports on Form 8-K......................................  16

Signatures    ......................................................................  17

                           ACCENT COLOR SCIENCES, INC.

                            CONDENSED BALANCE SHEETS

                                                                    September 30,      December 31,
                                                                         1999             1998
                                                                         ----             ----
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $  1,456,989      $  1,048,425
     Accounts receivable                                                 282,100         1,321,782
     Inventories (Note 3)                                              1,990,620         2,269,016
     Prepaid expenses and other assets                                   217,992           216,564
                                                                    ------------      ------------
          Total current assets                                         3,947,701         4,855,787

Fixed assets, net                                                      1,316,689         1,933,043
Other assets, net                                                         70,983            71,575
                                                                    ------------      ------------
          Total assets                                              $  5,335,373      $  6,860,405
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Obligations under capital leases                               $     35,916      $     64,014
     Accounts payable                                                    982,151           961,626
     Accrued expenses                                                    778,249           588,966
     Customer advances and deposits                                      920,000                --
     Deferred revenue                                                    874,000           595,000
     Note payable, net of discount (Note 4)                              486,000                --
                                                                    ------------      ------------
          Total current liabilities                                    4,076,316         2,209,606
                                                                    ------------      ------------

Obligation under capital leases                                               --            23,116
Long-term debt, net of discount (Note 6)                               2,334,746         2,235,593
Other long-term liabilities                                              510,115           601,759
                                                                    ------------      ------------
          Total non-current liabilities                                2,844,861         2,860,468
                                                                    ------------      ------------
          Total  liabilities                                           6,921,177         5,070,074
                                                                    ------------      ------------
Mandatorily redeemable convertible preferred stock,
      no par value, 500,000 shares authorized, 1,828 and 3,500
      issued and outstanding (Note 5)                                  2,372,953        3,097,368
                                                                      ------------   ------------
Shareholders' equity (deficit):
     Common stock, no par value, 35,000,000
        shares authorized, 18,865,862 and 12,841,881
        shares issued and outstanding                                 47,630,061        46,307,927
     Accumulated deficit                                             (51,588,818)      (47,614,964)
                                                                    ------------      ------------
          Total shareholders' equity (deficit)                        (3,958,757)       (1,307,037)
                                                                    ------------      ------------
          Total liabilities, mandatorily redeemable convertible
          preferred stock and shareholders' equity (deficit)        $  5,335,373      $  6,860,405
                                                                    ============      ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three months ended September 30,       Nine months ended September 30,
                                                             1999               1998               1999                1998
                                                             ----               ----               ----                ----
Revenue (Note 2)                                        $  1,475,004       $    664,689       $  6,328,909       $  2,002,939
Costs and expenses:
    Costs of production                                    1,318,789            861,495          5,824,721          3,638,749
    Research and development                                 538,612            895,614          2,152,184          3,423,716
    Marketing, general and administrative                    631,321            885,268          2,024,641          3,004,740
                                                        ------------       ------------       ------------       ------------
                                                           2,488,722          2,642,377         10,001,546         10,067,205
                                                        ------------       ------------       ------------       ------------
Other (income) expense:
     Interest expense                                        118,040             81,740            312,823             96,833
     Interest income                                          (3,748)           (31,427)           (11,606)          (103,122)
                                                        ------------       ------------       ------------       ------------
                                                             114,292             50,313            301,217             (6,289)
                                                        ------------       ------------       ------------       ------------
Net loss                                                  (1,128,010)        (2,028,001)        (3,973,854)        (8,057,977)

Imputed dividend on preferred stock (Note 5)                      --                 --                 --           (920,000)
                                                        ------------       ------------       ------------       ------------
Accretion to redemption value on mandatorily
   redeemable convertible preferred stock (Note 5)           396,009                 --           (780,145)                --
                                                        ------------       ------------       ------------       ------------
Net loss applicable to common stock                     $   (732,001)      $ (2,028,001)      $ (4,753,999)      $ (8,977,977)
                                                        ============       ============       ============       ============
Net loss (basic & diluted) per common share             $       (.04)      $       (.16)      $       (.30)      $       (.74)
                                                        ============       ============       ============       ============
Weighted average common shares
  Outstanding                                             18,021,641         12,440,308         15,688,027         12,212,415
                                                        ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Nine months ended September 30,
                                                                       1999                       1998
                                                                       ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before accretion to redemption value on
    mandatorily redeemable convertible preferred
    stock
      And imputed dividend                                          $(3,973,854)              $(8,057,977)
  Adjustments  to reconcile  net loss to net cash used
    in operating activities:
      Depreciation and amortization                                     825,858                   893,588
      Loss on disposal of fixed assets                                   91,313                    15,706
  Changes in assets and liabilities:
      Accounts receivable                                             1,039,682                  (564,587)
      Inventories                                                       278,396                (2,005,978)
      Prepaid expenses and other assets                                  (1,428)                  201,717
      Accounts payable and accrued expenses                             209,808                  (417,918)
      Customer advances and deposits                                    920,000                   (85,600)
      Deferred revenue                                                  279,000                 1,784,600
      Other long-term liabilities                                       (91,644)                   56,071
                                                                    -----------               -----------
      Net cash used in operating activities                            (422,869)               (8,180,378)
                                                                    -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                     49,195                     6,875
  Purchases of fixed assets                                            (234,267)                 (138,374)
  Cost of patents                                                            --                   (17,825)
                                                                    -----------               -----------
       Net cash used in investing activities                           (185,072)                 (149,324)
                                                                    -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations                                  (51,214)                  (44,984)
  Proceeds from issuance of debt                                        470,000                        --
  Proceeds from issuance of warrants                                     80,000                   325,000
  Net proceeds from issuance of common stock                            502,719                        --
  Proceeds from exercise of options & warrants                               --                    44,625
  Common stock issued to service provider                                15,000                        --
  Net proceeds from issuance of preferred
    stock through offerings and conversion of debt                           --                 3,921,038
  Increase in long term debt                                                 --                 2,175,000
                                                                    -----------               -----------
       Net cash provided by financing activities                      1,016,505                 6,420,679
                                                                    -----------               -----------
       Net increase (decrease) in cash and cash
        equivalents                                                     408,564                (1,909,023)
         Cash and cash  equivalents  at  beginning  of
           period                                                     1,048,425                 4,005,563
                                                                    -----------               -----------
         Cash and cash equivalents at end of period                 $ 1,456,989               $ 2,096,540
                                                                    ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                          ACCENT COLOR SCIENCES, INC.

            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 Common Stock                 Accumulated
                                           Shares            Amount             Deficit             Total
                                           ------            ------             -------             -----
DECEMBER 31, 1997                        11,989,855       $ 45,114,633       $(37,845,111)      $  7,269,522

Proceeds from sale of warrants                   --            810,000                 --            810,000
Imputed  dividend on  mandatorily
redeemable  convertible preferred
stock                                            --           (920,000)                --           (920,000)
Exercise of options                          37,500             44,625                 --             44,625
Conversion of mandatorily
redeemable convertible preferred
stock                                       814,526            933,669                 --            933,669
Warrants issued with debt                        --            325,000                 --            325,000
Net loss before imputed dividend                                               (9,769,853)        (9,769,853)
                                         ----------       ------------       ------------       ------------

DECEMBER 31, 1998                        12,841,881         46,307,927        (47,614,964)        (1,307,037)

Conversion of mandatorily
redeemable convertible preferred
stock                                     4,863,984          1,504,560                 --          1,504,560
Accretion to redemption
   Amount (Note 5)                               --           (780,145)                --           (780,145)
Common stock issued to
  service provider                           60,000             15,000                 --             15,000
Warrants issued with debt                        --             80,000                 --             80,000
Proceeds from sale (Note 4)               1,100,000            502,719                 --            502,719
Net loss                                                                       (3,973,854)        (3,973,854)
                                         ----------       ------------       ------------       ------------

SEPTEMBER 30, 1999 (UNAUDITED)           18,865,865       $ 47,630,061       $(51,588,818)      $ (3,958,757)
                                         ==========       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                          ACCENT COLOR SCIENCES, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The December 31, 1998 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report for the year ended December 31, 1998.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. The Company recognizes revenue when it establishes sufficient warranty experience to estimate future warranty costs or, for new products, when the warranty period has expired. Prior to October 1, 1998, the Company did not have adequate information and experience to estimate potential returns, allowances and warranty costs, and accordingly, revenue resulting from Truecolor Systems was deferred until the end of the warranty period. During the fourth quarter of 1998, the Company concluded that it had adequate warranty information and experience to begin recognizing revenue upon the shipment of systems to its original OEM customer. Revenue is generally recognized upon product shipment for spare parts and consumables.

3. INVENTORIES

Inventories consist of the following:

                                           September 30,         December 31,
                                               1999                 1998
                                               ----                 ----
     Raw materials and components           $  496,735           $1,185,529
     Work-in-process                           519,805              299,271
     Finished goods                            974,080              784,216
                                            ----------           ----------
                                            $1,990,620           $2,269,016
                                            ==========           ==========

4.  INTERIM FINANCING

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock. In conjunction with this sale of common stock the Company issued 550,000 warrants to purchase common stock at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. On the same day, the Company also sold $550,000 worth of Series A Convertible Subordinated Notes. In conjunction with the sale of the Notes the Company issued 275,000 warrants to purchase common stock. It also issued 275,000 warrants to purchase common stock contingent upon the Noteholders converting their notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Notes accrue interest at the rate of 7% per year.

                          ACCENT COLOR SCIENCES, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to provisions in certain warrant agreements, anti-dilution adjustments are to be made to the exercise price and/or the number of common shares purchasable under the warrant in certain circumstances. During 1999, adjustments were made to previously issued warrants that will increase the number outstanding by 40,770 giving a total of 3,093,377 warrants outstanding on September 30, 1999. The range of exercise prices for the warrants is from $0.50 to $6.66. The range on June 30, 1999 was from $1.00 to $7.04. From June 30, 1999 to September 30, 1999, 825,000 new warrants have been issued.

5.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

On August 10, 1998 and March 22, 1999, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 and 3,833,699 shares, respectively. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock. The actual number of shares issuable upon conversion could be materially less or more than this number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on the market price of the common stock at the time of the conversion. As of September 30, 1999, 2,672 shares of Series B Stock had been converted into 5,678,510 shares of common stock at an average conversion price of $0.58 per share.

                          ACCENT COLOR SCIENCES, INC.

                  NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

On April 6, 1999, the Company elected to forgo its right to prevent demand redemption on its outstanding shares of Series B Preferred Stock , which resulted in the reclassification of 2,028 shares of the Series B Stock at a carrying value of $1,767,076 into Mandatorily Redeemable Convertible Preferred Stock. An additional $1,176,154 was accreted to Redeemable Preferred Stock to reflect the increase in redemption value from April 6, 1999 to June 30, 1999 in accordance with the redemption price specified in the Company's Certificate of Incorporation. Such accretion was charged against common stock and also increased the net loss applicable to common shareholders.

From June 30, 1999 to September 30, 1999 a decrease of $396,009 in the redemption value of the Series B Preferred Stock was credited to common stock and also decreased the net loss applicable to common shareholders. As of September 30, 1999 there were 7,022,841 shares of common stock reserved for issuance pursuant to the conversion of the 1,828 shares of Redeemable Preferred Stock issued and outstanding. The features and rights of the Redeemable Preferred Stock remain the same as those explained with the exception that the remaining holders may demand redemption of their outstanding shares at any point in time.

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

                           ACCENT COLOR SCIENCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998.

Total Net Sales. The Company currently sells its Truecolor system with a 90-day warranty, which starts when the printer is installed at the end-user customer site. The Company recognizes revenue when it has established sufficient warranty experience to estimate future warranty costs or, for new products, when the warranty period has expired. Prior to the quarter ended December 31, 1998, the Company deferred revenue on printer shipments until the end of the 90-day warranty period. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, concluded that it had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. As of September 30, 1999 the Company had deferred revenue of $874,000 related to Truecolor Systems shipped. Total net sales were $1,475,000 for the three months ended September 30, 1999 compared to $665,000 for the three months ended September 30, 1998. Printer sales represented 61% of total net sales for the three months ended September 30, 1999 while sales of consumables and spare parts represented 39%.

Backlog. At September 30, 1999, the Company has a backlog of 57 systems. The Company has a contractual commitment for an additional 50 systems.

Printers. Printer sales were $903,000 for the three months ended September 30, 1999 compared to $140,000 for the three months ended September 30, 1998. During the third quarter of 1998, revenue from printer shipments was deferred until the end of the warranty period, resulting in revenue recognition on a total of 1 system. Revenue for the third quarter of 1999 reflected the shipment of 7 new systems.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $572,000 for the three months ended September 30, 1999 compared to $525,000 for the three months ended September 30, 1998. This increase of 9% was due to a larger installed printer base in the third quarter of 1999 compared to 1998 resulting in the consumption of more ink and spare parts.

Costs of Production. Costs of production increased 53% from $861,000 for the three months ended September 30, 1998 to $1,319,000 for the three months ended September 30, 1999. This increase was attributed to the cost of goods sold related to increased sales of printers and consumables totaling $673,000 and was offset by a decrease in other production related costs totaling $215,000.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses decreased 40% from $896,000 for the three months ended September 30, 1998 to $539,000 for the three months ended September 30, 1999 as the Company continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to a reduction in payroll and related costs due to a reduction in personnel.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 29% from $885,000 for the three months ended September 30, 1998 to $631,000 for the three months ended September 30, 1999. This decrease was primarily due to a reduction in payroll related costs due to headcount reductions in addition to a decrease in general, professional and consulting costs. These items were offset by an increase of $31,000 reflecting higher payroll related costs necessary to maintain skilled service technicians.

Interest Expense and Other (Income) Expense. Interest expense increased from $82,000 for the three months ended September 30, 1998 to $118,000 for the three months ended September 30, 1999. This increase was attributed to interest and debt discount amortization on the IBM loan, which was obtained by the Company in July 1998. Interest income decreased from $31,000 for the three months ended September 30, 1998 to $4,000 for the three months

                          ACCENT COLOR SCIENCES, INC.

ended September 30, 1999. This decrease in interest income was attributed to a greater amount of cash available for investment in the third quarter of 1998 due to the private equity financing completed in January 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Total Net Sales. Total net sales were $6,329,000 for the nine months ended September 30, 1999 compared to $2,003,000 for the nine months ended September 30, 1998. Printer sales represented 77% of total net sales for the nine months ended September 30, 1999 while sales of consumables and spare parts represented 23%.

Printers. Printer sales were $4,899,000 for the nine months ended September 30, 1999 compared to $827,000 for the nine months ended September 30, 1998. In the first nine months of 1998, revenue from printer shipments was deferred until the end of the warranty period, resulting in revenue recognition on a total of 9 systems of which 2 were Truecolor System upgrades. Revenue for the first nine months of 1999 reflected the shipment of 37 new systems and 3 system upgrades.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $1,430,000 for the nine months ended September 30, 1999 compared to $1,176,000 for the nine months ended September 30, 1998. This increase of 22% was due to a larger installed printer base in the first nine months of 1999 compared to the first nine months of 1998 resulting in the consumption of more ink and spare parts.

Costs of Production. Costs of production increased 60% from $3,639,000 for the nine months ended September 30, 1998 to $5,825,000 for the nine months ended September 30, 1999. This increase was attributed to the cost of goods sold related to increased sales of printers and consumables totaling $3,375,000 and was offset by a decrease in other production related costs totaling $1,189,000.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses decreased 37% from $3,424,000 for the nine months ended September 30, 1998 to $2,152,000 for the nine months ended September 30, 1999 as the Company continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to the following: (i) a reduction in payroll and related costs due to the reduction in personnel and (ii) a decrease in materials, supplies and equipment associated with research and development activities.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased 33% from $3,005,000 for the nine months ended September 30, 1998 to $2,025,000 for the nine months ended September 30, 1999. This decrease was primarily due to a reduction in payroll related costs due to headcount reductions and the funding of the Company's Marketing personnel by IBM in addition to a decrease in general, professional and consulting costs. These items were offset by an increase of $150,000 reflecting higher payroll related costs necessary to maintain skilled service technicians.

Interest Expense and Other (Income) Expense. Interest expense increased from $97,000 for the nine months ended September 30, 1998 to $313,000 for the nine months ended September 30, 1999. This increase was attributed to interest and debt discount amortization on the IBM loan, which was obtained by the Company in July 1998. Interest income decreased from $103,000 for the nine months ended September 30, 1998 to 12,000 for the nine months ended September 30, 1999. This decrease in interest income was attributed to a greater amount of cash available for investment in the first quarter of 1998 due to the private equity financing completed in January 1998.

                           ACCENT COLOR SCIENCES, INC.

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

Operating activities consumed $8.2 million in cash during the first nine months of 1998 compared to $423,000 in the first nine months of 1999. This decrease in cash utilized was primarily attributed to a decrease in the net loss of the Company, a decrease in inventory purchases, an increase in payments from customers and a slowdown in the payment of accounts payable.

Capital expenditures increased from $138,000 for the nine months ended September 30, 1998 to $234,000 for the nine months ended September 30, 1999. Capital expenditures during the nine months of 1999 primarily reflected acquisitions of equipment to support the Company's value engineering activities. The Company has no significant capital expenditure commitments at September 30, 1999.

As of September 30, 1999, the Company's primary source of liquidity was cash and cash equivalents totaling $1,457,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 1999 will be to fund operating losses, commercial production of the enhanced Truecolor System, marketing and sales activities and the further development and enhancement of the Company's products. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock. In conjunction with this sale of common stock the Company issued 550,000 warrants to purchase common at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. On the same day, the Company also sold $550,000 worth of Series A Convertible Subordinated Notes. In conjunction with the sale of the Notes the Company issued 275,000 warrants to purchase common stock. It also issued 275,000 warrants to purchase common stock contingent upon the Noteholders converting their notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Notes accrue interest at the rate of 7% per year.

On August 2, 1999, the Company and IBM entered into an agreement to defer the interest payments owed by ACS to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998. The agreement provides that the interest payments due on the first day of each quarter during 1999 be deferred until December 31, 2000. Beginning with the interest payment due on January 1, 2000, the Company, however, is to make interest payments on the first day of each quarter during 2000 as required by the original Loan Agreement.

In July, the Company received orders and contractual commitments from IBM and Xerox exceeding $10 million, which are deliverable in the year 2000. These orders and commitments are subject to certain conditions and cancellation rights in the event of default by the Company. In addition, our value engineering plan is focused on improving product profit margin and is anticipated to help improve profits. We, however, expect revenues to be significantly lower for the second half of 1999 due to the year 2000 transition concerns of our OEM customers. While the Company continues to control its expenses to align them with revenues, the Company expects that quarterly net losses will continue through at least the first half of 2000. As a result, we will need to secure additional financing to carry us over until the year 2000 shipments provide adequate cash flow to fund operations. We have engaged an investment banking firm with whom the Company has had a long relationship to assist in meeting our

                          ACCENT COLOR SCIENCES, INC.

capital needs. They were instrumental in obtaining the interim financing. However, there can be no assurance that additional equity or debt financing will be available on terms acceptable to the Company or available at all. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise curtail or discontinue its operations.

 The Company expects shipments of its products to be severely curtailed in the fourth quarter of 1999 reflecting year 2000 concerns on the part of its customers and users of its products. During this slowdown, the Company is concentrating on completing its value engineering efforts and expects shipments of its Truecolor systems in response to its current backlog to resume later in the first quarter of 2000. Results of operations for the fourth quarter of 1999 and the first quarter may be expected to reflect this slowdown.

                          ACCENT COLOR SCIENCES, INC.

YEAR 2000

Year 2000 Compliance. The information presented below related to year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

Year 2000 Issue Defined. The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four digits to define a year. For example the clock circuit in the hardware may be incapable of holding a date beyond the year 1999, some operating systems recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

State of Readiness. The Company's Information Technology department (IT) began addressing the Y2K issue in 1996 as we evaluated the purchase of new software applications and hardware systems. During the fourth quarter of 1996 IT researched methodologies to manage the Y2K program and established a process that matched the resources available within the Company. The initial step in the process was to organize a team of both IT and non-IT employees and explain their roles in the process. The second step of the process was to establish an inventory of all potential areas where the Y2K problem could exist. The inventory included; server hardware (BIOS), server operating systems, server application software, network device hardware and software, PC hardware (BIOS), PC operating systems, PC application software, phone system, security system, the Company's products (hardware BIOS and software), and our vendors. Each area listed in the inventory was assigned to a team member to evaluate the current Y2K compliance and where required, recommend a solution to correct a Y2K problem. A database was created for all items to track the status to completion. All IT systems have been updated to be Y2K complaint. The phone system was updated to be Y2K compliant in third quarter 1999. During second and third quarters of 1999, we have tested the compliance of primary software applications in our test environment to confirm that vendor statements are consistent with our test results.

Accent Color Sciences, Inc. Products. The Company designs and manufactures high-speed color printing systems for integration with digital high-speed black on white printers. The Company has tested and confirmed that the printer's BIOS are Y2K compliant where required. Software that operates on the printer has been tested and is confirmed to be Y2K compliant. Future software releases will include as part of the software regression test a reconfirmation that the software remains Y2K compliant.

Third Party Relationships. The Company's business operations are heavily dependent on third party materials suppliers. The Company is working with all key external partners to identify and attempt to mitigate the potential risks of Y2K. The failure of external parties to resolve their own Y2K issues, in a timely manner, could result in a material financial risk to the Company. As part of the overall Y2K program, the Company is actively communicating with third parties through correspondence. Because the Company's Y2K compliance is dependant on the timely Y2K compliance of third parties, there can be no assurance that the Company's efforts alone will resolve all Y2K issues.

Contingency Plans. The Company's testing of its IT systems and software indicate that computer-based systems do not require additional Y2K activity. Where practicable, contingency plans for utilities, communications, security and facilities are in place. We cannot give any assurance that we will be able to develop contingency plans that will address all issues that may arise in the year 2000.

Costs to Address Year 2000 Issues. The Y2K costs incurred to date have not been material. Most software applications, BIOS and operating system upgrades to Y2K compliance were incorporated into the Company's standard licensing agreements. As part of the contingency planning effort we will examine additional potential Y2K costs, where applicable.

                          ACCENT COLOR SCIENCES, INC.

FORWARD-LOOKING STATEMENTS

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan; (iii) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements, as amended; (iv) the dependence of the Company on third party suppliers for certain key technology elements; (v) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (vi) the potential fluctuations in the Company's quarterly results of operations; and (vii) the ability of the Company to identify and remediate significant internal Year 2000 problems and ensure that corrective action, if necessary, is being taken by the Company's customers and suppliers. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report for 1998 as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

                          ACCENT COLOR SCIENCES, INC.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION
On September 7, 1999, the company issued 1,100,000 shares of common stock; $550,000 worth of Series A Convertible Subordinated Notes; 550,000 warrants to purchase stock at $0.50 to the common stock purchasers; 275,000 warrants to purchase stock at $0.50 to the Note purchasers; 275,000 warrants to purchase stock at $0.50 to the Note purchasers, if they convert their notes. The Notes accrue interest at the rate of 7% per year. Net proceeds to the Company were $1,020,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 10.1 - Purchase Agreement Series A Convertible Subordinated Notes, Common Stock and Warrants

Exhibit 10.2 - Series A Convertible Subordinated Note

Exhibit 10.3 - Warrant to Purchase Common Stock of Accent Color Sciences, Inc.

Exhibit 10.4 - Registration Rights Agreement

Exhibit 10.5 - Third Amendment to the April 11, 1996 Product Purchase Agreement between International Business Machines Corporation and Accent Color Sciences, Inc.

Exhibit 10.6 - Variations to Agreement between ACS and SET dated 27th August
1997

Exhibit 27 - Financial data schedule

(b) Reports filed on Form 8-K

On July 15, 1999, Accent Color Sciences, Inc. (the "Company"), announced that it has received a commitment for orders totaling in excess of $5 million for calendar year 2000 from IBM Corporation ("IBM"). The Company issued a press release entitled "Accent Color Sciences Receives Substantial IBM Orders for 2000" on July 15 1999.

On July 22, 1999, Accent Color Sciences, Inc. (the "Company"), announced that it has received a commitment for orders totaling in excess of $5 million for calendar year 2000 from SET International, a Xerox Company ("SET"). This commitment, in conjunction with the commitment for orders already received by IBM Corporation provides Accent with commitments for orders totaling in excess of $10 million dollars for calendar year 2000. The Company issued a press release entitled "Accent Color Sciences Receives Substantial Orders from SET International, A Xerox Company" on July 22, 1999.

                          ACCENT COLOR SCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACCENT COLOR SCIENCES, INC.


Dated November 15, 1999           By
                                    -------------------------------------------
                                              Charles E. Buchheit
                                       President and Chief Executive Officer
                                  and Principal Financial and Accounting Officer