Form 10-K405
period 1999-12-31
ACCENT COLOR SCIENCES INC
filed 2000-03-30
CIK 921898

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____
                             ----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of common stock held by non-affiliates of the registrant as of March 3, 2000 was $19,693,393.

       The number of shares outstanding of the registrant's common stock as of March 3, 2000 was 22,112,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered in connection with the Annual Meeting of Shareholders to be held
           May 22, 2000 are incorporated by reference into Part III.

================================================================================

                           ACCENT COLOR SCIENCES, INC.

                                    FORM 10-K

                      For The Year Ended December 31, 1999

                                      INDEX

Part I

Item 1.     Business.......................................................    1

Item 2.     Properties.....................................................    6

Item 3.     Legal Proceedings..............................................    6

Item 4.     Submission of Matters to a Vote of Security Holders............    6

Part II

Item 5.     Market for Registrant's Common Stock and Related
            Stockholder Matters............................................    7

Item 6.     Selected Financial Data........................................    8

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    8

Item 8.     Financial Statements and Supplementary Data....................   21

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures......................................   37

Part III

Item 10.    Directors and Executive Officers of the Registrant.............   37

Item 11.    Executive Compensation.........................................   37

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.................................................   37

Item 13.    Certain Relationships and Related Transactions.................   37

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K....................................................   37

Signatures  ...............................................................   40

                                     PART I

Item 1.   Business

General

--------------------------------------------------------------------------------

Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, manufactures, and sells innovative, high-speed, highlight color printing systems (Truecolor Systems(TM)). These systems are integrated with high-speed, continuous-forms, monochrome printers and installed in businesses requiring high volume transaction printing applications. Highlight color adds value to printed documents such as billing statements, account balance statements, and customer correspondence by drawing attention to remittance requirements, marketing messages, or customer service information. The Company sells, in addition to the highlight color printing systems, related consumables (wax-based inks) and spare parts, both of which generate a recurring revenue stream based on the installed base and usage of Accent Color's Truecolor Systems.

Correspondence and billing statements are transitioning to become a primary source of communications to customers for many industries like banking, securities, finance, telecommunications, and utilities. As these companies look for ways to improve customer communications, cross-sell their various product offerings, and expand their business via targeted prospects, printed matter is viewed as a cost-effective and efficient method to increase customer satisfaction, revenue, and profits. Adding color to a statement costs $0.005-$0.01, making this a cost-effective way to deliver messages.

According to CAP Ventures, a printing industry market research firm, the 1997 year-end installed base of high-speed, monochrome printers in the United States was approximately 15,000, and the installed base of these printers is projected to grow at a four-year compounded annual growth rate (CAGR) of approximately 5.7% to 18,000 systems by the year 2001. Accent Color believes that the U.S. market represents approximately 50% of the worldwide market for high-speed, monochrome printers. Such market research shows that the potential opportunities for marketing the product are substantial, particularly since the Company is targeting both sales of new printers and retrofits to installed systems.

High volume transaction applications are typically found in large corporate data centers or outsourcing service bureaus. The application requirements are characterized by print volumes exceeding one million pages per month, time-critical print windows, low cost, and customer-unique page information. Through original equipment manufacturer ("OEM") agreements, such as with IBM and Xerox (through its Groupe SET subsidiary), Accent Color's strategy requires low sales and support investment, yet is global in scope. Accent Color's products are sold, supported and serviced by companies who are known and trusted in the marketplace. The transaction printing market segment produces mission-critical documents that require system reliability and round-the-clock support. Using IBM and Xerox for support provides access to customers who would otherwise be hesitant to entrust their business to a startup concern. Initial installations are already in place and producing customer statements in North America, Europe and South America.

The Company was incorporated in Connecticut in May 1993. The Company's corporate offices are located at 800 Connecticut Boulevard, East Hartford, Connecticut. The Company's telephone number there is (860) 610-4000. The Company also maintains a web site containing product and corporate information. The Company's web site address is http://www.accentcolor.com. The information contained in the Company's web site should not be considered a part of this Form 10-K.

Products
--------------------------------------------------------------------------------


ACS Truecolor System
--------------------------------------------------------------------------------

The Company currently offers a continuous forms version of Truecolor Systems which is marketed under the corporate logos and product identifications of the Company's OEM customers. The selling price of the Company's Truecolor Systems to its OEM customers ranges from $117,000 to $156,000 depending on model, options, and terms and conditions of purchase.

The version of the Truecolor System sold by IBM as the "IBM(R) InfoPrint(TM) Hi-Lite Color post processor" attaches directly to the IBM 3900 and IBM InfoPrint 4000 continuous form production printing systems. It is configured to print at the same speed as the IBM production printing system (up to 501 pages per minute) at 240 or 300 dots per inch resolution. The continuous form version of the Truecolor System is designed to match the monthly production capacity of the Infoprint 4000 system.

The version of the Truecolor System sold by Xerox as the "Xerox Docuprint CF Color post processor" attaches directly to the Xerox Docuprint 500 CF continuous forms production-printing system. It is configured to print at the same speed as the Xerox production printing system (up to 501 pages per minute) at 240 or 300 dots per inch resolution. The continuous forms version of the Truecolor System is designed to match the monthly production capacity of the Xerox Docuprint 500 system.

                            TRUECOLOR SYSTEM FEATURES

Host Printer               IBM 3900; IBM InfoPrint 4000; Xerox Docuprint 500 CF

Paper Handling             Continuous forms

Speed Up to 230 feet per minute, 70 meters per minute (501 images per minute using 2-up letter-size portrait images)

Resolution                 240 or 300 dots per inch

Ink Reservoirs             4 standard or 8 optional for IBM system, 8 standard
                           for Xerox system

Paper Width                9.0 to 18.0 inches

Paper Length               3.0 to 17.0 inches

Paper Weights              16 to 28 pound, 60 to 105 grams per square meter

Paper Type                 Pre-printed or blank, fanfold or roll-fed forms,
                           tractor holes

Maximum Usage              Same as monochrome IBM or Xerox host printer

Consumables and Spare Parts

--------------------------------------------------------------------------------

The Company's product offerings include consumables, such as standard and custom color hot melt ink, and spare parts. Highlight color printing with Truecolor Systems requires the consumption of significant quantities of ink and the replacement of certain parts that are subject to normal wear and tear. The Company expects that sales of consumables will generate recurring revenue, which the Company believes will increase as the installed base and usage of Truecolor Systems increases.

Consumables. The wax-based hot melt ink used in the Truecolor Systems is sold to the Company's OEM customers in six-kilogram packages containing 60 individual ink blocks. The Company purchases its wax-based ink from Spectra Inc., a wholly-owned subsidiary of Markem, Inc. As long as the Company purchases its wax-based inks exclusively from Spectra, Spectra is prohibited, through its agreement with the Company, from knowingly supplying the wax-based ink directly to the Company's OEM customers or the OEM's end users. Similarly, IBM and Xerox are currently prohibited from purchasing wax-based ink from sources other than the Company, subject to certain conditions.

Spare Parts. The Company expects that periodic preventive maintenance and repair will need to be performed on Truecolor Systems and will include the replacement of damaged or worn parts which are expected to be supplied exclusively by Accent Color to the OEM customers. Subcontractors produce these replacement parts and suppliers according to the Company's design specifications.

Product Development
--------------------------------------------------------------------------------

The engineering goals at Accent Color are focused on the following areas:

Support current market development to assure flawless market entry and strong customer satisfaction. The Company's engineering group is committed to timely solutions to achieve and maintain easy and reliable installation and use of its current product. This product is deployed in high-volume transaction printing applications, which are considered mission-critical and time-sensitive. Many of the printing centers operate 24 hours a day, 7 days a week to meet time and volume demands. This product must be reliable and maintainable in this challenging environment. Accent Color is currently engaged in a joint program with its OEM customers to implement performance enhancing and lifecycle cost-reducing design improvements for all the Company's current end user customers.

Value engineering program to improve system profit margin. During 1999, the Company engaged in a very significant cost reduction and value-engineering program aimed at achieving significantly enhanced printer profit margins in 2000 and beyond. Through this program, the Company will provide a printer model that will take half the time to manufacture, be faster to install, and be simpler to maintain in the field, increasing the Company's OEM customer's and end user customer's satisfaction.

Expanding the addressable market base of the Company's current product. Accent Color is committed to the success of its current version products. The Company's engineering group will continue to develop enhancements to its product based upon defined customer needs, which expand the addressable market for the Company's products. During the year 2000, the Company will invest funds to increase the maximum print width of the Truecolor System product. This expanded print coverage leverages previous Accent Color developments in print heads and electronics.

Developing technologies for future generation products. In addition to enhancing its current products, the Company believes that in the long-term, its future success will depend upon its ability to develop new products as well. Accordingly, the Company is working closely with Spectra its printing technology supplier to define technology requirements necessary for future products. These technologies include printing capabilities of higher speeds, greater resolution, lower cost and less complexity.

In addition, Accent Color is pursuing opportunities for specific applications in the high-speed industrial printing market. These programs would comprise the repackaging or modifications of existing modules to meet a specific application. This activity is being pursued through direct discussions with key companies and is expected to include financial support of the necessary engineering modifications.

The Company expended approximately $8.8 million, $4.2 million and $2.8 million on engineering and research and development in the years ended December 31, 1997, 1998 and 1999, respectively. As the Company emphasizes its manufacturing, it anticipates that further product cost reduction, product enhancement, and product-sustaining engineering will keep its research and development spending consistent with expenditures in 1999. As of March 3, 2000, Accent Color had 15 employees engaged in engineering and research and development.

Manufacturing and Assembly
--------------------------------------------------------------------------------

The Company's manufacturing strategy has been to design a product based upon a relatively small number of discrete modules that can be subassembled and tested by other parties. Other than the patented ink jet printheads supplied by Spectra, the Company believes these modules can be readily procured on competitive terms. Initially, a substantial amount of assembly will be done by the Company prior to the completion and implementation of subcontract agreements with those suppliers of the major modules that the Company has determined are suitably qualified. The Company has identified subcontract-manufacturing companies to be the primary manufacturers of the major modules of Truecolor Systems. The Company believes that these companies have both the manufacturing and quality assurance capabilities to satisfy the Company's supplier qualification process, which initially qualifies and monitors ongoing performance to the Company's cost, quality and schedule requirements. The Company has implemented a formal quality control program to inspect parts received from subcontractors to determine whether they comply with Company specifications. The Company monitors adherence to these procedures through site visits and direct supervision.

The Company has made product assurance and quality a priority in its business strategy. In pursuit of this goal, the Company has adopted a formal approach to documentation control, design, manufacturing and business process definition and has implemented an integrated business system software package to manage key processes. Accent Color also subjects the component modules and each complete Truecolor System to extensive testing during the assembly process. An important part of the testing involves extensive print quality tests in which the Company uses a variety of paper grades and test patterns designed to verify accuracy, color and other performance characteristics prior to shipment. As of March 3, 2000 the Company had 15 employees engaged in manufacturing and operations.

Marketing, Product Support, Sales and Training
--------------------------------------------------------------------------------

Accent Color has adopted an OEM distribution strategy to address the global market. Specifically, the Company's OEM customers purchase Truecolor Systems for integration with their high-speed, continuous-forms printers and market them to both existing installed base and new printer sales under their respective brand names. The goals of these relationships are: (1) to rapidly penetrate the market represented by both the existing installed base and new sales of high-speed, continuous-forms printers; (2) to substantially reduce or eliminate the cost and time required for Accent Color to develop its own sales and service organization; (3) to quickly gain credibility and market acceptance by meeting the end user customer support requirements; and (4) to integrate the Company's Truecolor Systems with certain hardware and supporting software marketed by these OEM customers.

To access its target markets, Accent Color has entered into agreements with IBM and Xerox. Under these agreements, IBM and Xerox will market, sell and service Truecolor Systems for continuous-forms applications under their respective corporate identities. A key element of achieving the plan is close coordination between Accent Color and its OEM customer's Sales, Marketing, Service and Engineering functions. The Company's goal is to achieve enhanced market engagement, which it expects to accomplish through a sales support and technical support process, common to and linked with its OEM customers' processes.

Accent Color provides support for the sales, marketing, and service activities of its OEM customers. This includes offering technical advice, as required, regarding the optimal use of Truecolor Systems in demanding applications, and participation in the formulation of marketing initiatives to position and promote Accent Color's products against any perceived or emerging competitors. The Company benefits from this interaction by receiving timely feedback on end user needs and desires which, in turn, drives product enhancement and new product development. Separately, Accent Color will continue to perform its own market research to supplement the OEM customers' requirement requests to better understand market trends and end user needs.

The Company's technical support group acts as an extension of the OEM customer's support and engineering organizations providing on-site installation assistance, training, and call center support. The common goal between Accent Color and its OEM customers is to study the initial installations for ways to minimize overall support costs once higher unit volumes are achieved. As of March 3, 2000 the Company had 9 employees engaged in marketing and service efforts.

Customers
--------------------------------------------------------------------------------

The Company has entered into agreements with IBM and Xerox. Under these arrangements, IBM and Xerox intend to market, distribute and support Truecolor Systems under their respective brand names. These agreements are significant in several respects. First, according to CAP Ventures, IBM is one of the leading suppliers of high-speed, monochrome printers and IBM's AFP/IPDS architecture is an industry standard in transaction printing applications. Second, the Company's products are designed to be fully integrated with certain hardware and supporting software products marketed by IBM. Third, Accent Color expects that market acceptance of its Truecolor Systems will be accelerated since sales and service will be provided by the well-established sales and service organizations of IBM and Xerox.

International Business Machines Corporation. IBM's products are used in corporate data centers and other high-speed printing applications. In April 1996, the Company and IBM entered into a Product Purchase Agreement (the "IBM Agreement"). This agreement was for a term of three years with IBM having the right to renew it for two additional one-year terms. On March 29, 1999, IBM renewed the IBM Agreement for an additional one-year term. On July 14, 1999, IBM renewed the IBM Agreement for an additional 6 years. The use of the Truecolor System as an integrated post-processing device attached to the IBM InfoPrint 4000 high speed, monochrome printers is being marketed world wide by IBM's sales and marketing operations.

IBM has committed to purchase consumables from the Company if certain conditions concerning competitive pricing are met. The IBM Agreement also requires the Company to warrant its products against manufacturing defects for 90 days after initial installation. Furthermore, under the IBM Agreement, the Company has agreed to provide spare parts for its products to IBM at prices which will yield a monthly parts cost per Truecolor System not to exceed a specified amount. If the Company is unable to perform its obligations under the agreement, after a cure period, the IBM Agreement affords IBM certain backup manufacturing rights, including the right to manufacture, or have a third party manufacture, the Company's Truecolor Systems. This right to manufacture is limited to the specific types of units not properly delivered and may be terminated if the Company is thereafter able to deliver the units in question in compliance with the terms of the IBM Agreement.

Xerox Corporation. In May 1999, Xerox Corporation purchased Groupe SET International thereby taking over the two Product Development and Distribution Agreements (the "SET Agreements") that the Company and Groupe SET entered into in August 1997. The SET Agreements had an initial term extending to December 2001. Under the first agreement, Groupe SET is expected to market, sell and service Accent Color's Truecolor Systems with the SET-M3056SF and other high speed black-on-white printing systems to target the high speed continuous forms printing segment of the production printing market for applications such as billing statements, brochures and direct mail. Under the second agreement, Groupe SET developed a version of its "plug-and-play" Color Enabler Solution ("CES") data interpreter and print controller technologies to allow Accent Color's Truecolor Systems to interface to a wide variety of high speed continuous form and cut sheet black-on-white printers which are not highlight color enabled. On July 21, 1999, Accent Color Sciences signed a Letter of Variation to the original Groupe SET agreements outlining Accent Color's and Xerox's intentions regarding launch and support of the Value-Engineered (VE) model of the Truecolor System. Additionally, the Letter of Variation modified the Second Product Development Distribution Agreement (SET agreement) providing Xerox with a right of refusal to supply its CES to Accent Color if in Xerox's opinion Accent Color intends to supply the Color Enabler Solution to a competitor of Xerox.

Backlog
--------------------------------------------------------------------------------

The Company measures backlog based on purchase orders or commitments for Truecolor Systems, consumables and spare parts that have not yet been shipped. A substantial amount of the Company's backlog can be modified or canceled prior to 30 days before shipment without penalty, except for the recovery of the Company's actual costs. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. As of December 31, 1999 the Company has orders and contractual commitments for the year 2000 in excess of $10 million from its primary OEM customers.

Competition
--------------------------------------------------------------------------------

Although there are existing digital and offset color printing systems, the Company believes there is no other product currently marketed that is capable of cost-effectively printing variable data in multiple standard or custom colors with the functionality of existing high-speed, monochrome printers.

Suppliers to the market compete on the basis of speed, print quality, functionality, reliability, cost per page and color variety. The Company competes, in significant part, on the basis of advanced proprietary technology in the areas of paper handling, ink jet color printing and interface software which allows the Company's products to print variable data, in multiple standard or custom colors at high speeds. Other companies with little or no advance notice could introduce products or product improvements based on new technologies.

Competition in the markets for the Company's products is highly fragmented. The Xerox 4890 (a similar product is also marketed by Xerox as the DocuPrint 390HC) is a highlight color printer, which prints in black and one color per job (out of a limited palette). It is capable of printing 92 pages per minute but does not offer custom colors. Oce Printing Systems GmbH ("Oce") has introduced two products, the DSC210 and the DC155. The DSC210 is a continuous forms-based, while the DC155 is a cut-sheet system. Both are based on electrophotographic imaging. However, both systems provide only one highlight color and have dramatically reduced print speeds when highlight colors are used, thus rendering them less than ideal for the high volume transaction printing market. In addition, there are full color digital printing systems available which operate at print speeds of up to 100 pages per minute, including the Xeikon DCP/50D, IBM Infoprint Color 100, and the Xerox DocuColor 100. These systems have relatively high per page print costs and operate at much lower speeds than typical applications in the transaction printing segment require, making them impractical for high-volume print jobs.

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

Intellectual Property
--------------------------------------------------------------------------------

The Company's ability to compete effectively depends, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers, its suppliers and its employees to enter into nondisclosure agreements. As of March 3, 2000, the Company has been granted three patents by the U.S. Patent and Trademark Office relative to the mechanical design of the Company's paper handling and color printing system, which form the core of the Truecolor Systems. In addition, the Company has filed applications for two additional U.S. patents relative to certain enhancements of Truecolor Systems technology. The Company has also filed foreign patent applications seeking patent protection in several foreign countries.

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

Employees
--------------------------------------------------------------------------------

As of March 3, 2000, the Company employed 47 individuals, of whom 15 employees were engaged in engineering and research and development, 15 employees in manufacturing and operations, 9 employees in marketing and service efforts, and 8 employees in general administration. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

Item 2.  Properties

The Company's facilities are located at 800 Connecticut Boulevard in East Hartford, Connecticut and presently consist of approximately 35,231 square feet. The Company believes that these facilities will meet the Company's needs for at least the next 12 months. The Company leases this facility under a lease that expires on December 31, 2000.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Increase in the number of shares of our authorized common stock

At our annual meeting of stockholders held on Nov. 29, 1999, the stockholders approved an amendment to the restated certificate of incorporation increasing the authorized number of shares of our common stock from 35,000,000 to 50,000,000 shares. This amendment was approved as follows:

                   Votes for:                 14,696,174

                 Votes against:                   66,523

                  Abstentions:                    17,171

                Broker non-votes:                      0

Increase in the number of shares issuable under our 1995 Stock Incentive Plan

At our annual meeting of stockholders held on Nov. 29, 1999, the stockholders approved an amendment to our 1995 Stock Incentive Plan (the "Plan") increasing the number of shares of common stock issuable under the Plan from 2,000,000 to 4,000,000 shares. This amendment was approved as follows:

                  Votes for:                   6,608,631

                Votes against:                   324,720

                 Abstentions:                    233,855

               Broker non-votes:               7,612,662


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters


The Company's Common Stock began trading publicly on the National tier of the NASDAQ Stock Market under the ticker symbol "ACLR" on December 18, 1996. Prior to this date, there was no public market for the Common Stock. Effective March 17, 1999, the Company was delisted from the NASDAQ Stock Market as the Company was not in compliance with NASDAQ's minimum bid price and net tangible asset level. The Company's Common Stock is now trading on the OTC Bulletin Board under the same ticker symbol. The table below sets forth the per share quarterly high and low sales prices of the Common Stock for the two most recent fiscal years.

                            COMMON STOCK INFORMATION


        Year Ended 12/31/99              High             Low

          First Quarter                 $.8125           $.125

          Second Quarter                $.8438           $.1562

          Third Quarter                 $.7656           $.375

          Fourth Quarter                $.7188           $.4062

        Year Ended 12/31/98              High             Low

          First Quarter                 $3.375           $1.50

          Second Quarter                $3.375           $1.00

          Third Quarter                 $1.8125          $.8125

          Fourth Quarter                $1.1563          $.50

As of March 16, 2000 there were approximately 2,841 stockholders of record, including those stockholders whose certificates were held by nominees. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

                                                                     For the year ended December 31,
                                            -----------------------------------------------------------------------------
                                                1995             1996           1997           1998            1999
                                                ----             ----           ----           ----            ----
Statement of Operations Data:
Sales                                      $         -      $        -     $     1,578    $      8,220       $  7,344
Costs and expenses:
     Costs of production                             -           1,272           7,397           9,836          6,864
     Research and development                    3,051           6,932           8,786           4,249          2,850
     Marketing, general and administrative       1,003           4,394           4,439           3,822          2,900
     Related  party administrative expense          80              25               -               -              -
                                           -----------      ----------     -----------    ------------     ----------
                                                 4,134          12,623          20,622          17,907         12,614
Other (income) expense:
     Interest expense                               83             656             246             200            450
     Interest income                                 -            (113)           (599)           (117)           (37)
                                           -----------      ----------     -----------    ------------     ----------
                                                    83             543            (353)             83            413
Net loss before extraordinary item              (4,217)        (13,166)        (18,691)         (9,770)        (5,683)
                                           -----------      ----------     -----------    ------------     ----------

Extraordinary item:
     Loss on  early extinguishment of debt,
        net of income taxes of nil                   -            (573)              -               -              -
                                           -----------      ----------     -----------    ------------     ----------

Net loss                                        (4,217)        (13,739)        (18,691)         (9,770)        (5,683)
                                           ===========      ==========     ===========    ============     ==========

Non-cash imputed dividendon
  preferred stock                                    -               -               -            (920)        (1,627)

Net loss applicable to common stock        $    (4,217)     $  (13,739)       $(18,691)       $(10,690)      $ (7,310)
                                           ===========      ==========     ===========    ============     ==========

Net loss  (basic and  diluted)  per
  common share:                            $     (2.33)     $    (3.57)    $     (1.77)   $       (.87)      $   (.44)

Weighted average common shares
  outstanding                                1,809,240       3,852,982      10,566,890      12,330,903     16,647,285
                                           ===========      ==========     ===========    ============     ==========



                                                             December 31,
                                       -----------------------------------------------------
                                         1995       1996      1997      1998       1999
Balance Sheet Data:
Cash and cash equivalents              $     1    $20,289   $ 4,006   $ 1,048    $ 2,574
Working capital (deficit)               (1,862)    18,189     4,836     2,646       (681)
Total assets                               728     26,951    12,407     6,860      5,848
Short-term debt                             50      1,000      --        --        2,368
Long-term debt, less current portion     2,020      1,272      --       2,236       --
Total shareholders' equity (deficit)    (3,164)    19,345     7,270    (1,307)    (4,150)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------------------------------------------------------------------------------

Accent Color designs, manufactures and sells innovative, high-speed, highlight color printing systems ("Truecolor Systems"). The Company was formed in 1993 initially to develop a high-speed, color printer to attach to cut sheet, monochrome production printers. Development and testing of a prototype began in January 1994 and was first announced at the On-Demand Trade Show (a major printing industry trade show) in May 1994. In November 1994, a "proof-of-concept" Truecolor System was shown at the Xplor International Global Electronic Document Systems Conference ("Xplor") (the primary production printing industry trade show). After Xplor in November 1994, International Business Machines Corporation ("IBM") approached the Company and requested that the Company develop a version of its Truecolor System to work in conjunction with the IBM 3900 continuous form production printing system.

During 1995 and 1996, the Company accelerated its engineering and development activities as its efforts were focused on designing and building the Truecolor System and preparing for the commencement of commercial production in the first half of 1997. The Company entered into a Product Purchase Agreement with IBM in April 1996. At Xplor in October 1996, the Company demonstrated its Truecolor Systems, as well as certain enhancements planned for production in 1998.

In 1997, IBM announced the availability of the Company's continuous forms version of the Truecolor System designed for integration with IBM's 3900 production printing system, which IBM marketed as the IBM InfoPrint Hi-Lite Color post processor.

In August 1997, the Company signed a Product Development and Distribution Agreement with SET Electronique France ("SET"), a European provider of high-speed digital printing solutions headquartered in Paris, France. Pursuant to this agreement, SET would market, sell and service the Company's Truecolor
Systems with the SET-M3056SF and other high-speed monochrome printing systems.

On March 27, 1998, the Company and IBM announced the availability of the IBM InfoPrint Hi-Lite Color post processor, Model HC2. The Model HC2, which incorporates Accent Color's spot color printing technology, increases color coverage capability by over 250% compared to the Model HC1. The Model HC2 supports configurations of most models of IBM's InfoPrint 4000 and 3900 continuous form high-speed printers.

In January 1999, the Company and IBM announced the availability of the IBM Infoprint Hi-Lite Color post processor, Model HC2, 300dpi resolution. This expanded the market opportunity to include requirements for highlight color applications utilizing 300dpi.

In May 1999, Xerox Corporation purchased SET and took ownership of the contract between the Company and SET. During July 1999, Xerox and the Company agreed to terms as to how the relationship would proceed between Xerox and the Company and documented these in a letter entitled "Variations to Agreement between ACS and SET dated 27th August 1997." This agreement included commitments to the Company regarding minimum purchases of Truecolor Systems for shipment in calendar year 2000.

In July 1999, IBM and the Company signed a third amendment to the Product Purchase Agreement extending the term of the agreement by six (6) additional years and committing to minimum purchases of Truecolor Systems for shipment in calendar year 2000.

Accent Color also sells related consumables and spare parts. Currently, the only consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables is expected to generate recurring revenue, which the Company believes will continue to increase as the installed base and usage of Truecolor Systems increases.

Results of Operations
--------------------------------------------------------------------------------

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Total Net Sales. Prior to the quarter ended December 31, 1998, the Company had adopted a policy of deferring revenue on its Truecolor system until expiration of the product's warranty period. This policy was adopted because the system was sold with a 90-day warranty to IBM and the Company had not established adequate warranty experience as of that date to estimate future warranty costs. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, determined that it now had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The Company will continue to defer revenue on shipments to its second OEM customer until systems are accepted. As of December 31, 1999 and 1998, the Company had deferred revenue of $874,000 and $595,000 related to Truecolor Systems shipped. Total net sales were $7,344,000 for the year ended December 31, 1999 compared to $8,220,000 for the year ended December 31, 1998. Of the sales recognized in 1999, $595,000 resulted from deferred revenues recorded in 1998, while recognized sales in 1998 included $2,496,000 of deferred revenue recorded in 1997. Printer sales represented 74% of total net sales for the year ended December 31, 1999 while sales of consumables and spare parts represented 26%. As of December 31, 1998, printer sales were 81% of total net sales and consumables and spare parts represented 19%.

Printers. Printer sales were $5,446,000 for the year ended December 31, 1999 and $6,654,000 for the year ended December 31, 1998. Of the sales recognized in 1999, $595,000 resulted from deferred revenue recorded in 1998 compared to $2,496,000 from 1997. Sales for 1999 consisted of 41 new systems and 3 system upgrades. A total of 43 systems and 3 system upgrades were shipped during 1999, of which 2 systems shipped in 1999 were recorded as deferred revenue. Additionally, 5 systems shipped in 1998 remain in deferred revenue. Below is a summary of system shipments and system revenue for the year ended December 31, 1999:

                                                           Units                               Dollars
                                          --------------------------------------     --------------------------
                                              New Systems        System Upgrades       New Systems & Upgrades
                                              -----------        ---------------       ----------------------
   Deferred revenue as of
   December 31, 1998                                  5                       0                $    595,000

     Plus: Shipments in 1999                         43                       3                   5,725,000

     Less: Revenue recognized
     in 1999                                        (41)                     (3)                 (5,446,000
                                          -------------            ------------                ------------

   Deferred revenue of
   December 31, 1999                                  7                       -                $    874,000
                                          =============            ============                ============

As of December 31, 1999 the Company has orders and contractual commitments for the year 2000 in excess of $10 million from its primary OEM customers.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $1,890,000 for the year ended December 31, 1999 compared to $1,566,000 for the year ended December 31, 1998.

Costs of Production. Costs of production were $6,864,000 for the year ended December 31, 1999 and $9,836,000 for the year ended December 31, 1998. The decrease was attributed to the cost of goods sold related to fewer sales of printers, reduced overhead spending mainly in payroll and related costs and partially offset by an increase in the use of ink due to a higher number of printers now being utilized by customers.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $2,850,000 for the year ended December 31, 1999 a decrease of 33% from $4,249,000 for the year ended December 31, 1998. This decrease was attributed to the Company directing its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to three major factors: (i) a reduction in payroll and related costs due to the reduction of personnel in 1999, (ii) a reduction in design and development costs paid to Spectra associated with the development of ink jet printheads for the enhanced wide-head version of the Truecolor Model HC2 system, and (iii) a decrease in general design and development costs.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $2,900,000 for the year ended December 31, 1999, a decrease from $3,822,000 for the year ended December 31, 1998. This decrease was primarily due to a reduction in payroll-related costs as a result of the reduction in administrative personnel in 1999 and a reduction in professional service costs. These items were offset by an increase in technical support expenses of approximately $174,000.

Interest Expense and Other (Income) Expense. Interest expense was $451,000 for the year ended December 31, 1999, an increase of 126% from $200,000 for the year ended December 31, 1998. This increase was due to the Company's interest and debt amortization for the full year on the outstanding loan from IBM as well as the interest and debt amortization on the interim financing of September 1999. Interest income was $37,000 for the year ended December 31, 1999, a decrease of 68% from $117,000 for the year ended December 31, 1998. This decrease in interest income was attributed to having less cash available for investment in 1999 as compared to 1998.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Total Net Sales. The Company currently sells its Truecolor system with a 90-day warranty to IBM, which starts when the printer is installed at the end-user customer site. Prior to the quarter ended December 31, 1998, the Company deferred revenue on printer shipments until the end of the 90-day warranty period. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, determined that it had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The Company will continue to defer revenue on shipments to its second OEM customer until systems are in production and are past the warranty period or until the Company has adequate warranty history with that customer. As of December 31, 1998 and 1997, the Company had deferred revenue of $595,000 and $2,496,000 related to Truecolor Systems shipped. Total net sales were $8,220,000 for the year ended December 31, 1998 compared to $1,578,000 for the year ended December 31, 1997. Of the sales recognized in 1998, $2,496,000 resulted from deferred revenue recorded in 1997. Printer sales represented 81% of total net sales for the year ended December 31, 1998 while sales of consumables and spare parts represented 19%.

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

                                                                        Units                             Dollars
                                                        ---------------------------------------    --------------------
                                                              New Systems      System Upgrades         New Systems &
                                                              -----------      ---------------         -------------
                                                                                                            Upgrades
                                                                                                            --------

              Deferred revenue as of December 31, 1997                 26                    2           $  2,496,000
                Plus: Shipments in 1998                                27                   23              4,753,000
                Less:  Revenue  recognized in 1998                    (48)                 (25)            (6,654,000)
                                                        -----------------     ----------------     ------------------
              Deferred revenue as of December 31, 1998                  5                    -           $    595,000
                                                        =================     ================     ==================

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

Interest Expense and Other (Income) Expense. Interest expense decreased 19% from $246,000 for the year ended December 31, 1997 to $200,000 for the year ended December 31, 1998. This decrease was due to the Company having an outstanding loan from Xerox for the full year 1997 compared to a similar sized loan from IBM for only 7 months in 1998. Interest income decreased 80.5% from $599,000 for the year ended December 31, 1997 to $117,000 for the year ended December 31, 1998. This decrease in interest income was attributed to a lesser amount of cash available for investment in 1997 as compared to 1998

Liquidity and Capital Resources
--------------------------------------------------------------------------------

The Company's need for funding is stabilizing at its current levels as the Company directs its energy toward production. To date, the Company has financed its operations through customer payments, borrowings and the sale of equity securities.

On January 13, 1998, the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. Pursuant to the financing, the Company issued 4,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. As of March 16, 2000, there were 1,208 shares of Series B preferred stock outstanding.

On July 21, 1998, the Company entered into a loan agreement with IBM to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The warrant was valued at $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $132,204 and $60,593 for the year ended December 31, 1999 and 1998, respectively.

Operating activities consumed $2.3 million in cash in 1999 compared to $9.2 million in 1998. This decrease was primarily attributed to a decrease in the net loss of the Company and a decrease in inventories, as well as a decrease in accounts receivable.

Capital expenditures increased 70% from $169,000 for the year ended December 31, 1998 to $287,000 for the year ended December 31, 1999. Capital expenditures during 1999 primarily reflected acquisitions of equipment to support the Company's manufacturing activities. This increase was primarily attributed to the manufacture of 2 test systems for the Company's own usage. The Company had no significant capital expenditure commitments at December 31, 1999.

During the years from 1997 to 1999, the Company adjusted its staffing levels from 140 employees as of December 31, 1997 to 47 employees as of December 31, 1999.

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock to the PMG Eagle Fund. In conjunction with this sale of common stock the Company issued 550,000 warrants to purchase common stock at an exercise price of the lower of $.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the company receives net proceeds of at least $1,100,000.

On the same day, the Company also sold a Series A Convertible Subordinated Note with a face value of $550,000 to Orbis Pension Fund Trustees. In conjunction with the sale of the Note, the Company issued 275,000 warrants to purchase common stock. It also issued 275,000 warrants to purchase common stock contingent upon the Noteholder converting its notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Note accrued interest at the rate of 7% per year.

The conversion price of the Series A Convertible Subordinated Note was $0.50 per share of common stock, provided that both this conversion price and the shares simultaneously sold were subject to adjustment should the Company's next equity financing resulting in net proceeds to the Company of at least $1,100,000 be at a common share equivalent price of less than $0.50 per share. Therefore, the financing completed by the Company on December 7, 1999 discussed in below paragraphs resulted in adjustments with respect to the September 7, 1999 financing consisting of the issuance of an additional 275,000 shares to the PMG Eagle Fund without further consideration thereby adjusting the overall costs of shares acquired by the PMG Eagle Fund to $0.40 per share, and the adjustment of the conversion price under the Series A Convertible Subordinated Note sold to Orbis Pension Fund Trustees and the exercise price under the warrants issued to both purchasers to $0.40 per common share with corresponding adjustments in the number of shares into which such Note could be converted and for which such warrants could be exercised. Simultaneous with the closing of the Company's offering of Series C convertible preferred stock described in the following paragraphs, Orbis Pension Fund Trustees converted the Series A Convertible Subordinated Note into 1,375,000 shares of the Company's common stock.

On December 7, 1999, the Company completed an offering of 33,589 shares of series C convertible preferred stock. The shares of preferred stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance was $2,894,822. The series C preferred stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The number of shares reserved for issuance pursuant to the conversion of the 33,589 shares of outstanding series C preferred stock was 8,397,250 shares of common stock. In connection with the issuance of the series C preferred stock, the Company issued warrants to acquire 71,473 shares of common stock at an exercise price of $.40 per share as partial consideration for placement agent services.

Series C holders are entitled to receive cumulative dividends at a rate of 8% per year of the initial purchase price of $100 per share but only upon the occurrence of a Liquidation Event, provided that any such dividend is coupled with an equivalent ratable dividend to the holders of the series B preferred stock. A "Liquidation Event" is defined to include a merger (except a merger in which Accent Color is the surviving entity), consolidation, dissolution, winding up or sale of substantially all of the assets of the company, unless the holders of at least 75% of the series B and series C stock determine that any such event is not a Liquidation Event.

As of December 31, 1999, the Company's primary source of liquidity was cash and cash equivalents totaling $2.6 million. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 2000 will be to fund operating losses, marketing and sales efforts, commercial production of the enhanced Truecolor System and the further development and enhancement of the Company's products and payment of maturing debt. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

Based on its current operating plan, the Company anticipates that additional financing may be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, product costs, engineering and customer and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through the end of the year 2000.

Year 2000
--------------------------------------------------------------------------------

The year 2000 (Y2K) issue developed as a result of certain hardware, operating systems software and software application programs being originally developed using two digits rather than four digits to define a year. The Company began assessing Y2K issues in 1996 and developed a process to manage the Y2K potential problems. As a result of this process all of the Company's Information Technology systems were updated and tested and are Y2k compliant. The Company also tested and confirmed that all phases of its products were Y2K compliant. As of March 16, 2000, all systems and products continue to operate normally and the Company believes that the most critical stages of Y2K have past.

However, since the Company's business operations are heavily dependent on third party material suppliers, the failure of these parties to resolve their own Y2K issues in a timely fashion, could result in a material financial risk to the Company. During 2000, as part of its overall Y2K program, the Company intends to communicate with third parties to understand Y2K issues as they surface within third parties' systems.

The Company does not expect any further material cost regarding Y2K issues and believes it is well positioned to handle any issues that might arise regarding Y2K.

Factors Affecting Future Results
--------------------------------------------------------------------------------

In the foregoing Management's Discussion and Analysis section and in the documents that we incorporate by reference, the Company makes statements that relate to the Company's future plans, objectives, expectations and intentions that involve risks and uncertainties. The Company has based these statements on its current expectations and projections about future events. These statements may be identified by the use of words such as "expect," "anticipate," "intend," "plan," "believe" and "estimate" and similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act.

Forward-looking statements necessarily involve risks and uncertainties. The Company cautions readers that the following important factors, among others, in some cases have affected and in the future could materially adversely affect the Company's actual results and cause the Company's actual results to differ materially from the results expressed in any forward-looking statements made by, or on behalf of, the Company.

WE HAVE AN ACCUMULATED DEFICIT AND ANTICIPATE FURTHER LOSSES, WHICH COULD JEOPARDIZE OUR BUSINESS.

We have incurred significant losses since we began doing business and had an accumulated deficit of $53,298,443, as of December 31, 1999. We expect to incur quarterly net losses through the end of the year 2000. We cannot assure you that thereafter we will be able to achieve or sustain revenue growth, profitability or positive cash flow on either a quarterly or annual basis or that profitability, if achieved, will be sustained. If we are unable to achieve or sustain profitability, we may not be financially viable in the future and may have to curtail, suspend or cease operations.

IF INCREASES IN OUR OPERATING EXPENSES OUTPACE GROWTH IN OUR REVENUES, WE MAY SUFFER ADDITIONAL LOSSES.

Our manufacturing, marketing and research and development expenses are based largely on our expectations regarding future revenue and are fixed to a large extent in the short term. Our planned expenditures are based on sales forecasts by our customers which are generally not binding. If our revenue levels fall below expectations we could suffer a disproportionately adverse effect on our operating results since only a small portion of our expenses vary with revenue in the short term. In addition, if we are unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfalls, we may suffer additional losses that cause our business to suffer and our stock price to decline.

If we determine to expand our manufacturing and marketing operations, we anticipate that our operating expenses will increase. The increase in operating expenses caused by any expansion of our manufacturing and marketing operations could harm our operating results if our revenue does not increase at an equal or greater rate.

IF WE SEEK TO RAISE ADDITIONAL CAPITAL IN THE FUTURE BUT ARE UNABLE TO DO SO, WE MAY be unable to continue our business.

Depending upon our anticipated levels of revenue, costs of production and cash flow, we may need to raise additional capital in the future to fund our operations. If we are unable to obtain needed additional financing or generate sufficient cash from our operations, we may have to reduce or eliminate expenditures for research and development, production or marketing, or otherwise curtail or discontinue our operations.

Since our inception, we have financed our operations through customer payments, borrowings and the sale of debt and equity securities. From time to time, we have raised additional funding as we have increased our marketing, research and development and production activities related to our Truecolor Systems. Although we experienced a slowdown in shipments of our products during the latter half of 1999, which we believe to be due to year 2000 concerns, we have received contractual orders and commitments for Truecolor Systems from our OEM customers of approximately $10 million, which are deliverable in the year 2000.

These currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. Further, we may change our business plans, or unforeseen events may occur which might require us to raise additional funds. The need for, and the amount of, additional funds we may require will depend on many factors, including

     o    the extent and timing of sales of our Truecolor Systems,

     o the cost associated with sales, marketing and customer technical support efforts, and

     o    our operating results.

We cannot assure you that, if needed, additional financing will be available, or available on acceptable terms.

OUR DEPENDENCE ON A SINGLE PRODUCT LINE MAKES US PARTICULARLY VULNERABLE TO THE POTENTIAL FAILURE TO GAIN MARKET ACCEPTANCE AND THE INTRODUCTION OF COMPETING PRODUCTS.

Because we do not have a variety of product lines, we anticipate that we will derive substantially all of our revenue in the foreseeable future from sales of Truecolor Systems, related consumables and spare parts to our principal OEM customers. If we are unable to generate enough sales of Truecolor Systems, wax-based ink and/or spare parts due to market conditions, manufacturing difficulties or other reasons, we may be unable to continue our business. Since we only have a single product line, we are particularly vulnerable to the successful introduction of products made by existing or potential competitors, including our OEM customers which compete with our Truecolor Systems product line.

WE HAVE A LIMITED HISTORY OF PRODUCT MANUFACTURING AND MAY NOT BE ABLE TO SUCCESSFULLY TRANSITION TO HIGH-VOLUME PRODUCTION.

So far, we have manufactured only limited quantities of Truecolor Systems and manufacturing costs have approximated the average selling price of a unit. To make a profit we must manufacture our products in enough quantities and at acceptable costs; however, future production in enough quantities may pose technical and financial challenges for us. If we fail to successfully transition to high-volume production and manufacture our products at a cost adequately below their selling price, our operating results and business could suffer. As a result, we cannot assure that we can make a successful transition to high-volume production of our Truecolor Systems.

BECAUSE OUR PRODUCTS ARE NOT YET WIDELY ACCEPTED IN THE MARKETPLACE, WE MAY BE UNABLE TO ESTABLISH MARKET SHARE AND MAY SUFFER LOSSES.

Our products are designed for the digital, high-speed production printing and production publishing market segments that have traditionally relied on monochrome print. Because our products offer the application of a new technology to the end users in this market segment, we cannot assure that we will successfully develop or market our existing or future products or, if any of these products achieve market acceptance, that we can grow or even sustain market acceptance. A failure of our products to achieve market acceptance could increase our losses and harm our business.

Our existing and potential customers may conclude that our products suffer from real or perceived problems. Any actual or perceived problems with our products, whether or not they are significant, could have a material adverse effect on market acceptance of these products. Even in the absence of any real or perceived problems, our products may fail to achieve market acceptance because potential customers may continue to rely on existing printing and publishing techniques for their businesses.

THE INTRODUCTION OF COMPETING PRODUCTS COULD SUPPRESS DEMAND FOR OUR TRUECOLOR SYSTEMS.

Because our Truecolor Systems have yet to gain widespread market acceptance, the possible introduction of competing products poses a significant threat to our success. The announcement by us or our OEM customers or other competitors of new products and technologies designed for the digital, high-speed production printing and production publishing market could cause customers to defer or cancel purchases of our existing products. Such deferrals or cancellations could increase our losses and force us to suspend or discontinue our operations. We cannot assure you that our OEM customers, including IBM and Xerox, or other companies will not compete with us in the future.

WE HAVE A CONCENTRATED CUSTOMER BASE, THEREFORE THE LOSS OF A SINGLE CUSTOMER COULD NEGATIVELY AFFECT OUR REVENUES AND OPERATING RESULTS.

We anticipate that sales of our Truecolor Systems and consumables to a limited number of customers will account for substantially all of our revenue for the foreseeable future. Generally, our customers (IBM and Xerox) provide estimates, but not guarantees, of their future orders. A substantial difference between estimated orders and actual orders by any one of our customers, or the failure of our customers to purchase a significant number of our products, could significantly decrease our revenues and harm our business.

OUR BUSINESS COULD SUFFER IF THIRD PARTY MARKETING, DISTRIBUTION AND SUPPORT EFFORTS FOR OUR PRODUCTS ARE UNSUCCESSFUL.

A significant element of our marketing strategy is to form alliances with third parties for the marketing and distribution of our products. Any disruption in our existing relationships with IBM or Xerox, or any future customer that markets or distributes our products, may damage our ability to successfully market our Truecolor Systems to end users and increase our losses. We cannot assure you that

     o we can maintain our existing alliances or form and maintain alliances with other parties;

     o    we can satisfy our contractual obligations with our OEM customers; or

     o our OEM customers will devote adequate resources to market and distribute our products successfully.

Since our products are marketed and distributed via third parties, other factors may have a material adverse effect on the successful marketing and distribution of our products, including:

     o our limited ability to interact with the end users of our products and to observe their experience with our products;

     o our lack of control of the marketing, distribution and support efforts of our OEM customers that may make us less responsive in recognizing and correcting any problems experienced by the OEM customers or the end users;

     o our lack of control as to the timing of the introduction of our products; and

     o a lack of information regarding the amount of inventory currently available which may reduce our ability to predict fluctuations in revenue due to a surplus or a shortage of inventory.

IF SPECTRA TERMINATES OUR EXCLUSIVE RIGHTS TO INCLUDE ITS PRODUCTS IN OUR TRUECOLOR SYSTEMS, IT COULD MARKET ITS COMPONENTS TO OUR POTENTIAL COMPETITORS WHICH COULD DEPRESS DEMAND FOR OUR PRODUCTS.

Truecolor Systems combine our proprietary paper handling technology with patented ink jet technology from Spectra. We have an exclusive right, under a supply agreement with Spectra, to supply products including Spectra's ink jet printheads in the worldwide market for printing color on the output from specified high-speed, monochrome printers marketed by Xerox, IBM and three other manufacturers through December 31, 2002, however, we are currently not in compliance with the volume purchase requirements necessary to maintain such exclusivity. If Spectra chooses to terminate our right of exclusivity under the supply contract (but not our right to purchase products from Spectra), it could market its products to our potential customers which could depress demand for our products. If this were to occur, our revenues could be adversely impacted and our business could suffer harm.

WE RELY ON A SOLE SOURCE SUPPLIER FOR A KEY COMPONENT OF OUR PRODUCTS. OUR BUSINESS WOULD BE HARMED IF WE WERE UNABLE TO OBTAIN SUFFICIENT SATISFACTORY COMPONENTS.

We rely upon Spectra to act as our sole source supplier of ink jet printheads and the hot melt, wax-based inks used by Truecolor Systems. As we increase the production of Truecolor Systems, we will become more reliant upon Spectra's ability to manufacture and deliver ink jet printheads to us. Any interruption in our ability to obtain Spectra printheads of an acceptable quality within the time frame required by us at an affordable cost could result in production delays and increased costs which would increase our losses and harm our business. Our reliance on Spectra also involves the risks that we may

     o be unable to obtain an adequate supply of required printheads or inks from another supplier in the event that Spectra is unable or unwilling to do so; and

     o have a reduced level of control over the quality, pricing and timing of delivery of these items.

WE DEPEND ON MAJOR SUBCONTRACTORS AND SUPPLIERS FOR OTHER MODULES OR PARTS OF OUR TRUECOLOR SYSTEMS.

We rely on subcontractors and other suppliers to manufacture, subassemble and perform testing of some modules and parts of Truecolor Systems. Although we currently perform the final assembly and testing of various Truecolor System components and of each complete Truecolor System, we plan to hire other parties to manufacture major components and complete final assembly and testing of Truecolor Systems in-house. If we do not develop relationships with, or lose, these subcontractors or suppliers, or if the subcontractors or suppliers fail to meet our price, quality, quantity and delivery requirements, then we may suffer losses and fail to achieve our business objectives.

IF WE FACE EXCESSIVE PRODUCT WARRANTY CLAIMS OR FAILURE RATES, WE COULD SUFFER INCREASED LOSSES.

We warrant that our Truecolor Systems are free of defects in workmanship and materials. We have also agreed to repair or replace defective products without charge when defect rates are excessive. If we experience more warranty claims or product failure rates than we expected when we originally priced our products and spare parts, we could suffer increased losses which may force us to curtail or suspend our business operations.

THE LOSS OF OUR SENIOR MANAGEMENT COULD NEGATIVELY AFFECT OUR BUSINESS.

We are substantially dependent on the capabilities and services of our key technical and management personnel, some of whom have been instrumental in developing our products and establishing and maintaining strategic relationships with our key suppliers and major OEM customers. The loss or interruption of the continued service of, and the failure to promptly replace, these key personnel could significantly delay and may prevent the achievement of our business objectives. These key personnel include Richard J. Coburn, our co-founder and chairman of the board of directors, and Charles E. Buchheit, our president and chief executive officer. Mr. Buchheit has an employment agreement with us that expires on April 14, 2001. Mr. Buchheit may terminate his employment relationships with us at any time with no penalty other than the loss of future compensation.

In addition, our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees is intense and increasing. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so could negatively affect our business.

IF WE FAIL TO KEEP PACE WITH RAPID TECHNOLOGICAL ADVANCES IN THE HIGH-SPEED PRINTER INDUSTRY, WE MAY SUFFER ADDITIONAL LOSSES BECAUSE OF DECLINING PRICES AND INVENTORY OBSOLESCENCE.

The high-speed printer industry is characterized by evolving technology and changing market requirements. Our future success depends our ability to continue to develop and manufacture new products and to enhance existing products. If we fail to achieve these objectives, we may suffer additional losses on account of declining prices and inventory obsolescence. These losses may force us to suspend or discontinue our business operations.

As a result of these competitive pressures, the enhancement of our products is a development priority. However, in a new and evolving market, customer preferences can change rapidly and new technology could render existing technology and product inventory obsolete. Our failure in responding adequately to changes in our target market, in developing or acquiring new technology or successfully conforming to market preferences could depress sales of our existing products and technologies.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. IF WE FAIL TO DO SO, OUR BUSINESS COULD SUFFER.

Because our business depends on technology, we believe the maintenance of our patents, trademarks, service marks and other proprietary rights in our unpatented know-how and common law trademarks and service marks is critical to our success and competitive position. If we are unsuccessful in maintaining and protecting these proprietary rights, third parties could copy and market products which infringe on our proprietary rights, depressing sales of our products and harming our business.

As of March 3, 2000, we have secured three patents from the U.S. Patent and Trademark office relative to the mechanical design of our paper handling and color printing system, which form the core of the Truecolor Systems. In addition, we have applied for additional U.S. and foreign patent protection relative to our products. Our efforts to detect misappropriation of these rights may be inadequate to prevent others, including our OEM customers, from imitating our products and infringing on our intellectual property rights. It is also possible that, if challenged, our intellectual property rights may be narrowed or held invalid by a court of competent jurisdiction. If our proprietary rights were narrowed or found to be invalid, we could face significant competition from the sale of products that compete directly with our Truecolor Systems, preventing us from gaining market share and leading to increased losses.

IF SPECTRA FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WE COULD FACE INCREASED COSTS AND SUFFER LOSSES.

We have an exclusive right under our agreement with Spectra to supply products including Spectra's ink jet printheads to our OEM customers. To the extent that wax-based inks and ink jet printheads purchased from Spectra are covered under patents or licenses, we rely on Spectra's rights under its patents and licenses and Spectra's willingness and ability to enforce them. If Spectra is unwilling or unable to enforce its patents and maintain its licenses against third parties, we may be subject to increased costs (including litigation costs related to Spectra's intellectual property rights) which could increase our losses and damage our business reputation.

IF THIRD PARTIES CLAIM THAT WE INFRINGE THEIR PROPRIETARY RIGHTS, WE COULD FACE INCREASED COSTS AND SUFFER SIGNIFICANT LOSSES.

We believe that our products and technology do not infringe any existing proprietary rights of others. Other parties (including our OEM customers) could, however, claim in the future that the products we offer have infringed their proprietary rights. If we are unable to successfully defend against these claims, we may face increased costs and suffer significant losses. In addition,

     o third party competitors, including our OEM customers, could assert rights in our intellectual property rights;

     o competitors may have filed for patent protection that is not as yet a matter of public knowledge; or

     o a court could interpret a third-party's patents broadly so as to cover some of our products.

We could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, whether or not the assertion of the claim is valid. Any of these claims, if asserted successfully, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute or market its products and services in the U.S. or abroad. Any unfavorable judgment could significantly damage our business prospects and cause a decrease in our stock price.

WE MAY BE UNABLE TO SECURE ANY NECESSARY LICENSES TO USE THIRD PARTY INTELLECTUAL PROPERTY. IF WE FAIL TO DO SO, OUR BUSINESS COULD BE HARMED.

In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses of that intellectual property in order to use technology we need to conduct our business. We cannot assure you that we could obtain a license on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable. If we fail to obtain the necessary licenses or other rights, we could be effectively precluded from the sale, manufacture or distribution of our products. This could significantly harm our business and depress our stock price.

IF WE ARE REQUIRED TO INDEMNIFY OUR OEM CUSTOMERS AGAINST THIRD PARTY INFRINGEMENT CLAIMS, WE COULD SUFFER ADDITIONAL LOSSES.

We are required to indemnify any of our OEM customers against third party infringement claims. If any such infringement claims are asserted against our OEM customers, we may be required to indemnify our OEM customers against any such claims. If this occurs, we may suffer additional losses which would harm our business and could depress our stock price.

COMPETITION COULD PREVENT OUR EFFORTS TO ESTABLISH MARKET ACCEPTANCE AND INCREASE MARKET SHARE FOR OUR PRODUCTS.

We compete, in significant part, on the basis of advanced proprietary technology in the areas of paper handling, ink jet color printing and interface software which allows our products to print variable data, in multiple standard and custom colors at high speeds. Our current and future competitors may be able to develop products that are more attractive to customers than our products. If we are unable to compete successfully in this marketplace, we may fail to capture the market share necessary to achieve profitability and may suffer increased losses.

Competition to supply high-speed color printing is fragmented. Many of our competitors and potential competitors have substantially greater financial and technical resources, longer operating histories, greater name recognition and more extensive customer bases that could be used to gain market share or product acceptance. In addition to direct competition from other firms utilizing high-speed color technologies, we face potential direct competition from firms improving technologies used in low-speed to medium-speed color printers and indirect competition from firms producing pre-printed forms.

Other companies may introduce products or product improvements based on new technologies with little or no advance notice. Manufacturers of high-speed, monochrome printers may also, in time, develop comparable or more effective color capability within their own products which may render our products obsolete. If we are unable to compete against future competitors successfully, the competitive pressures we face could have a material adverse effect upon the success of our business.

WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO EXPAND INTO INTERNATIONAL MARKETS.

As part of our business strategy, our OEM customers market and sell our products to end users outside the United States. We intend to increase our revenues derived from the sale of our products outside the United States, but may be unable to do so if our OEM customers are unable to successfully market our products to international end users.

International sales are subject to certain inherent risks, including:

     o    unexpected changes in regulatory requirements;

     o    export and import restrictions, tariffs and other trade barriers;

     o    government controls and potential political instability; and

     o    potentially adverse tax consequences.

Any of the above factors or events could prevent or depress international demand for our Truecolor Systems and have a significant negative effect on our revenues and profitability.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH COULD HINDER YOUR ABILITY TO SELL YOUR STOCK AND AVOID A LOSS ON YOUR INVESTMENT.

Since March 1999, our common stock has been quoted and traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. under the symbol "ACLR." The market price of our common stock has fluctuated in the past and may continue to be volatile in the future. As a result of this volatility, you may find it more difficult to sell our stock in a declining market and avoid a loss on your investment than if our shares were traded on a national securities exchange or on the Nasdaq national market.

OUR QUARTERLY OPERATING RESULTS MAY NOT BE A GOOD INDICATOR OF FUTURE RESULTS AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE SIGNIFICANTLY. THESE FLUCTUATIONS COULD RESULT IN LOWER PRICES FOR OUR STOCK.

We expect our quarterly operating results to fluctuate significantly in the future based upon a number of factors, some of which are outside our control. As a result, it is possible that our operating results may be below the expectations of investors in some future period. If this were to occur, the trading price of our common stock would likely decline, perhaps significantly.

The factors  which affect whether our operating results fluctuate include:

     o    the volume, timing, delivery and acceptance of customer orders;

     o the rate of customer and end-user acceptance of our products and the volume or nature of warranty claims;

     o the market acceptance of host printing systems offered by our OEM customers;

     o the possible introduction of competing products that could adversely affect demand for our Truecolor Systems;

     o changes in our pricing policies or those of our OEM customers or competitors;

     o    the relative proportion of printer and consumables sales;

     o the timely availability of sufficient volume of sole source components;

     o    fluctuations in our research and development expenditures;

     o the availability of financing arrangements for certain of our customers; and

     o economic conditions specific to the high-speed printer industry and general economic conditions.

Additionally, because the purchase of a printing system and peripherals is expensive, it may take a significant amount of time from the first sales negotiations for a customer to complete and pay for its purchase. We expect fluctuations in our revenue from quarter to quarter to apply to the purchase of our systems. Since we sell few units at high average prices, a delay in either the sale or the receipt of the purchase price for only a few units could have a considerable adverse effect on the results of operations for a fiscal quarter.

OUR DIVIDEND POLICY COULD DEPRESS OUR STOCK PRICE AND HARM OUR STOCKHOLDERS.

We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any dividends in the foreseeable future. We plan to retain any future earnings to reduce our accumulated deficit and finance growth. As a result, our dividend policy could depress the market price for our common stock and cause investors to lose some or all of their investment.

OUR ANTI-TAKEOVER PROVISIONS COULD DELAY OR PREVENT A CHANGE IN CONTROL AND THEREFORE HURT OUR SHAREHOLDERS.

Our Restated Certificate of Incorporation contains provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of our common stock. For example, our directors are elected on a rotating basis each year, which could make a change in the composition of the board of directors more difficult and could hinder a third party attempt to acquire control of the company, even if such change of control might benefit the shareholders. If a third party sought to acquire control by offering our shareholders a premium for their common stock but was prevented from succeeding with its offer, our shareholders would not be able to realize the value of the offered premium for their shares.

In addition, the board of directors may issue additional shares of common stock and preferred stock which, if issued, could dilute and adversely affect various rights of the holders of shares of common stock. If the board of directors decides to issue this stock it could discourage an unsolicited attempt to acquire us. As a Connecticut corporation, we are also subject to the Connecticut Business Corporation Act, some provisions of which might prevent a change of control, even a change of control that might benefit the company and its shareholders.

SHARES ELIGIBLE FOR PUBLIC SALE COULD DILUTE THE INTERESTS OF OUR EXISTING SHAREHOLDERS AND COULD ADVERSELY AFFECT OUR STOCK PRICE.

We have outstanding options and warrants to acquire 7,426,097 shares of our common stock. Future sales in the public market of substantial amounts of this stock will dilute the ownership interests of our existing shareholders. In addition, the perception that such sales may occur could cause the market price of our stock to drop significantly, even if our business is doing well. A decline in our stock price could also impair our ability to raise capital through the offering of additional debt or equity securities. Such future sales of common stock include shares:

     o    issuable upon the exercise of outstanding options we have granted;

     o    issuable upon the exercise of outstanding warrants we have granted;
          and

As of March 3, 2000, we had 22,112,500 shares of common stock issued and outstanding. If all our outstanding warrants and options are exercised, we will have a total of 29,538,597 shares, or approximately 25.1% more shares issued and outstanding.

IF OUR PREFERRED STOCKHOLDERS CONVERT THEIR SHARES AND SELL THEIR COMMON STOCK, OUR EXISTING SHAREHOLDERS COULD SUFFER DILUTION AND OUR STOCK PRICE MAY DECLINE.

As of March 3, 2000, we had outstanding 1,258 shares of Series B preferred stock and 33,589 Series C preferred stock which together have the right to convert into a total of 11,899,522 shares of our common stock. This amount represents 53.8% of our 22,112,500 shares of common stock currently issued and outstanding. As is the case with our outstanding options and warrants, future sales in the public market of substantial amounts of this stock will dilute the ownership interests of our existing shareholders and could depress our stock price.

Both our Series C and Series B preferred stock utilize a fixed conversion price of $.40 per share. Therefore, our preferred shareholders have an economic incentive to convert their shares at any time during which the market price of our common stock exceeds $.40 per share. If all the outstanding shares of series C and series B preferred stock are converted into shares of common stock and such common stock is sold, we will have approximately 34,012,022 shares, or 53.8% increase over the amount of our common stock currently issued and outstanding.

If all the outstanding shares of series C and series B preferred stock are converted into shares of common stock and if all of our outstanding warrants and options are exercised, we will have approximately 41,438,119 shares of common stock issued and outstanding, or a 87.4% increase over the amount of our common stock currently issued and outstanding.

Inflation
--------------------------------------------------------------------------------

Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

Item 8.  Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Accent Color Sciences, Inc.




         In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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






/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut

March 22, 2000

                           ACCENT COLOR SCIENCES, INC.
                                 BALANCE SHEETS


                                                                                  December 31,
                                                                            1999             1998
                                                                            ----             ----
Assets
Current assets:

     Cash and cash equivalents                                         $  2,573,764    $  1,048,425
     Accounts receivable                                                     64,544       1,321,782
     Inventories (Notes 2 and 4)                                          1,863,850       2,269,016
     Prepaid expenses and other current assets                              111,262         216,564
                                                                       ------------    ------------
          Total current assets                                            4,613,420       4,855,787

Fixed assets, net (Notes 2 and 3)                                         1,156,189       1,933,043
Other assets, net (Note 2)                                                   78,446          71,575
                                                                       ------------    ------------

          Total assets                                                 $  5,848,055    $  6,860,405
                                                                       ============    ============

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Obligations under capital leases (Note 9)                         $     23,116    $     64,014

     Short-term debt, net of discount (Note 5)                            2,367,797            --
     Accounts payable                                                       516,429         961,626
     Accrued expenses (Note 2)                                              758,139         588,966
     Customer advances and deposits (Note 2)                                755,000            --
     Deferred revenue (Note 2)                                              874,000         595,000
                                                                       ------------    ------------

          Total current liabilities                                       5,294,481       2,209,606
                                                                       ------------    ------------

Obligations under capital leases (Note 9)                                      --            23,116
Long-term debt, net of discount (Note 5)                                       --         2,235,593
Other long-term liabilities (Notes 8 and 9)                                 390,708         601,759
                                                                       ------------    ------------

          Total non-current liabilities                                     390,708       2,860,468
                                                                       ------------    ------------

          Total liabilities                                               5,685,189       5,070,074
                                                                       ------------    ------------

Commitments and contingencies (Note 9)



Mandatorily redeemable convertible preferred stock (Note 7)               4,313,367       3,097,368
                                                                       ------------    ------------

Shareholders' equity (deficit) (Notes 6 and 8)
        Common stock, no par value, 50,000,000 and 35,000,000 shares authorized, 21,072,578 and 12,841,881 shares issued and
        outstanding                                                      49,147,942      46,307,927
     Accumulated deficit                                                (53,298,443)    (47,614,964)
                                                                       ------------    ------------

        Total shareholders' equity (deficit)                             (4,150,501)     (1,307,037)
                                                                       ------------    ------------


        Total liabilities, convertible preferred stock and
        shareholders' equity (deficit)                                 $  5,848,055    $  6,860,405
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                                  For the year ended December 31,
                                                               1999            1998            1997
                                                               ----            ----            ----

Revenue (Note 2)                                          $  7,343,675    $  8,219,586    $  1,577,508
Costs and expenses:
    Costs of production                                      6,863,864       9,836,379       7,396,828
    Research and development                                 2,850,456       4,248,779       8,786,217
    Marketing, general and administrative                    2,899,397       3,822,113       4,438,518

                                                            12,613,717      17,907,271      20,621,563

Other (income) expense:
     Interest expense                                          450,611         199,572         245,550
     Interest income                                           (37,174)       (117,404)       (599,041)
                                                               413,437          82,168        (353,491)

Net loss                                                    (5,683,479)     (9,769,853)    (18,690,564)

Imputed dividend on preferred stock (Note 7)                 1,626,967        (920,000)           --

Net loss applicable to common stock                       $ (7,310,446)   $(10,689,853)   $(18,690,564)

Net loss (basic and diluted) per common share (Note 2):

                                                          $       (.44)   $       (.87)   $      (1.77)

Weighted average common shares
  Outstanding (Note 2)                                      16,647,285      12,330,903      10,566,890


The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   For the year ended December 31,
                                                                1999           1998            1997
                                                                ----           ----            ----
Cash flows from operating activities:
  Net loss                                                $ (5,683,479)   $ (9,769,853)   $(18,690,564)
  Adjustments  to  reconcile  net loss to net cash used
     in operating activities:
     Depreciation and amortization                             893,516       1,208,368       1,128,533
     Expense  related to stock,  warrants  and  options
       granted                                                  92,205          13,054         345,230
     Loss on disposal of fixed assets                          165,134           4,552          11,460
  Changes in assets and liabilities:
     Accounts receivable                                     1,257,238        (881,848)       (410,463)
     Inventories                                               405,166       2,342,200      (1,248,964)
     Prepaid expenses and other assets                         105,302         106,742         188,327
     Accounts payable and accrued expenses                    (276,024)       (350,484)       (717,230)
     Customer advances and deposits                            755,000         (85,600)     (1,301,800)
     Deferred revenue                                          279,000      (1,901,000)      1,546,000
     Other long-term liabilities                              (232,870)         87,061         293,642
                                                          ------------    ------------    ------------
       Net cash used in operating activities                (2,239,812)     (9,226,808)    (18,855,829)
                                                          ------------    ------------    ------------
Cash flows from investing activities:

  Proceeds from sale of fixed assets                           138,283          58,475            --
  Purchases of fixed assets                                   (287,085)       (168,776)     (1,256,244)
  Cost of patents                                               (7,661)        (19,524)        (21,666)

       Net cash used in investing activities                  (156,463)       (129,825)     (1,277,910)
                                                          ------------    ------------    ------------

Cash flows from financing activities:

  Payment of capital lease obligations                         (64,014)        (66,167)        (69,146)
  Net proceeds from issuance of convertible debt               493,088            --              --
  Proceeds from issuance of warrants                            80,000         325,000            --
  Net proceeds from issuance of common stock                   502,719            --         4,486,326
  Proceeds from exercise of options and warrants                  --            44,625       1,783,587
  Net proceeds from issuance of preferred stock              2,894,821       3,921,037
  Proceeds from long-term debt                                    --         2,175,000            --
  Common stock issued to service provider                       15,000            --              --
  Repayment of debentures                                         --              --        (2,350,000)
                                                          ------------    ------------    ------------
       Net cash provided by financing activities             3,921,614       6,399,495       3,850,767
                                                          ------------    ------------    ------------
       Net increase (decrease) in cash and cash
         equivalents                                         1,525,339      (2,957,138)    (16,282,972)
       Cash and cash equivalents at beginning of period      1,048,425       4,005,563      20,288,535
                                                          ------------    ------------    ------------
       Cash and cash equivalents at end of period         $  2,573,764    $  1,048,425    $  4,005,563
                                                          ============    ============    ============

Supplemental disclosure
  Cash paid for:
     Interest                                             $     77,591    $     75,089    $    167,188
                                                          ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                              Common Stock                   Accumulated
                                                 Shares         Amount         Deficit            Total
                                                 ------         ------         -------            -----

December 31, 1996                              10,139,775   $ 38,499,490   $ (19,154,547)   $ 19,344,943

Exercise of options                                92,250        465,067            --           465,067
Exercise of warrants                              394,091      1,445,000            --         1,445,000
Shares issued in connection with the Xerox
 Agreement                                         50,000        218,750            --           218,750
Proceeds from sale of common stock              1,313,739      4,486,326            --         4,486,326
Net loss

                                                     --             --       (18,690,564)    (18,690,564)

December 31, 1997                              11,989,855     45,114,633     (37,845,111)      7,269,522
                                             ------------   ------------   -------------    ------------

Proceeds from sale of warrants                       --          810,000            --           810,000
Imputed dividend on mandatorily
   redeemable convertible preferred stock            --         (920,000)           --          (920,000)
Exercise of options                                37,500         44,625            --            44,625
Conversion of mandatorily
   redeemable convertible preferred stock         814,526        933,669            --           933,669
Warrants issued with debt                            --          325,000            --           325,000
Net loss                                             --             --        (9,769,853)     (9,769,853)
                                             ------------   ------------   -------------    ------------

December 31, 1998                              12,841,881     46,307,927     (47,614,964)     (1,307,037)

 Conversion of mandatorily
   redeemable convertible preferred stock       5,420,697      1,631,151            --         1,631,151
 Common stock issued to service provider           60,000         15,000            --            15,000
 Proceeds from sale of common stock             1,375,000        502,719            --           502,719
 Conversion of note                             1,375,000        493,088            --           493,088
 Warrants issued with debt                           --           80,000            --            80,000
 Accretion to carrying value for preferred
    stock                                            --           47,761            --            47,761
Warrants issued and  repriced                      70,386         70,386
Net loss

                                                     --             --        (5,683,479)     (5,683,479)
                                             ------------   ------------   -------------    ------------

December 31, 1999                              21,072,578   $ 49,147,942   $ (53,298,443)   $ (4,150,501)
                                             ============   ============   =============    ============





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

During 1997, an OEM announced general worldwide availability of the Company's continuous form version of the Truecolor System designed for integration with their production printing system and the Company launched into commercial production. In 1997, all sales were attributable to a single customer. During the first quarter of 1998, the Company introduced to the market a new enhanced version of its product, the wide-head Truecolor System, which it shipped throughout the year. For the year ended December 31, 1999, $7.3 million or 99% of total sales were attributed to the Company's two primary OEM customers. For the year ended December 31, 1998, $8.1 million or 99% of total sales were attributed to the Company's primary OEM customer.

Through 1997, the Company was considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is no longer considered to be a development stage enterprise as its planned principal operations, which generated significant revenues, commenced in 1998.

Based on its current operating plan, the Company anticipates that additional financing may be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, product costs, engineering and customer and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through the end of the year 2000.

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

Revenue Recognition

Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. Until the Company had adequate information and experience to estimate potential returns, allowances and warranty costs, revenue resulting from Truecolor Systems was deferred until the end of the warranty period. During the fourth quarter of 1998, the Company determined that it had adequate warranty information and experience to begin recognizing revenue upon the shipment of systems to its original OEM customer. The Company will continue to defer revenue on past shipments to its second OEM customer until notification from the customer that the machines are accepted. The Company has and is deferring revenue on shipments of Beta units of its re-engineered Truecolor Systems to its two OEM customers until the customers accept the Beta units. As of December 31, 1999 and 1998, the Company had deferred revenue of $874,000 and $595,000 related to Truecolor Systems shipped. In addition, estimated warranty costs of $230,025 and $344,206 were accrued by the Company as of December 31, 1999 and 1998, respectively. Warranty expense was $19,529, $180,251, and $164,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Patent

Patent costs of $81,059 and $73,399 at December 31, 1999 and 1998, respectively, are capitalized as incurred and are amortized, once issued, using the straight-line method over the shorter of the legal term or estimated useful life. Accumulated amortization was $2,613, $1,823, and $1,177 at December 31, 1999, 1998 and 1997, respectively.

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

Customer Advances and Deposits

         Customer Advances Under Research and Development Agreements

Amounts advanced pursuant to customer sponsored research and development agreements are recognized as a liability until certain obligations (as defined in the agreements, including delivery and acceptance of certain test units) under the agreements have been met. When the obligations are met, the amounts are offset against research and development expense. There were no deferred advances as of December 31, 1999 and 1998. Amounts offset against research and development expense were $0, $0, and $600,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Customer Deposits

Based on sales contracts with customers, the Company is entitled to a percentage of the sales price upon receipt of firm purchase orders. Customer deposits of $755,000 were deferred at December 31, 1999.

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

3.       Fixed Assets
                                                          December 31,
                                                      1999         1998
                                                      ----         ----
Equipment                                         $1,607,175   $1,643,851
Computers                                            814,441      838,367
Furniture and fixtures                               339,519      487,627
Leasehold improvements                               507,115      950,755
Purchased software                                   357,838      369,252
Assets held for sale                                 143,852         --
Capital leases - equipment                           294,397      294,397
Construction in process                                 --         29,317
                                                  ----------   ----------
                                                   4,064,337    4,613,566
Less: accumulated depreciation and amortization    2,908,148    2,680,523
                                                  ----------   ----------

                                                  $1,156,189   $1,933,043
                                                  ==========   ==========

Amortization expense for capital leases amounted to $73,846, $78,887, and $77,250 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense was $686,676, $1,068,241, and $971,601 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. Inventories

Inventories consist of the following:

                                                             December 31,
                                                        1999            1998
                                                        ----            ----

    Raw materials and components                   $   692,397       1,185,529
    Work-in-process                                    268,206         299,271
    Finished goods                                     903,247         784,216

                                                   $ 1,863,850     $ 2,269,016
5. Debt

The following table summarizes the Company's current outstanding debt:

                                     Stated Interest                           December 31,
                                           Rate          Maturity          1999              1998
                                           ----          --------          ----              ----
Debt, net of unamortized
  discount of $132,203 and $264,407       10.00%    December 31, 2000    $  2,367,797  $ 2,235,593
   Less: current portion                                                   (2,367,797)           0
                                                                         ------------  -----------
                                                                         $         0   $ 2,235,593
                                                                         ============  ===========

IBM Loan Agreement

On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly since October 1, 1998. The loan is due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The fair value of the warrant using an option pricing model was determined to be $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount is being amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $132,204 and $60,593 for the years ended December 31, 1999 and 1998, respectively.

Xerox Loan

In 1996, the Company and a customer finalized terms of a loan that provided for a maximum commitment of $3,000,000, at an annual interest rate of 8.00%, through April 1, 1998. As part of the inducement to extend such commitment, the Company agreed to issue detachable warrants. During 1996, the Company received $2,350,000 in loan proceeds and issued detachable warrants exercisable into 375,000 shares of common stock at $3.67 per share. A warrant to purchase 125,000 shares was issued with an expiration date of February 28, 1999 and a warrant to purchase 250,000 shares was issued with an expiration date of April 19, 1999. Accordingly, $126,250 was allocated to common stock with an equivalent discount recorded on the note. Amortization expense was $0, $0 and $78,362 for the years ended December 31, 1999, 1998 and 1997, respectively. Both of these warrants were exercised in 1997.

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

Series A Convertible Subordinated Note

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock to the PMG Eagle Fund. In conjunction with this sale of common stock the Company issued 550,000 warrants to purchase common stock at an exercise price of the lower of $.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the company receives net proceeds of at least $1,100,000.

On the same day, the Company also sold a Series A Convertible Subordinated Note with a face value of $550,000 to Orbis Pension Fund Trustees. In conjunction with the sale of the Note, the Company issued 275,000 warrants to purchase common stock. It also issued 275,000 warrants to purchase common stock contingent upon the Noteholder converting its notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Note accrued interest at the rate of 7% per year.

The conversion price of the Series A Convertible Subordinated Note was $0.50 per share of common stock, provided that both this conversion price and the shares simultaneously sold were subject to adjustment should the Company's next equity financing resulting in net proceeds to the Company of at least $1,100,000 be at a common share equivalent price of less than $0.50 per share. Therefore, the financing completed by the Company on December 7, 1999 (see note 7) resulted in adjustments with respect to the September 7, 1999 financing consisting of the issuance of an additional 275,000 shares to the PMG Eagle Fund without further consideration thereby adjusting the overall costs of shares acquired by the PMG Eagle Fund to $0.40 per share, and the adjustment of the conversion price under the Series A Convertible Subordinated Note sold to Orbis Pension Fund Trustees and the exercise price under the warrants issued to both purchasers to $0.40 per common share with corresponding adjustments in the number of shares into which such Note could be converted and for which such warrants could be exercised. Simultaneous with the closing of the Company's offering of Series C convertible preferred stock described in note 7, Orbis Pension Fund Trustees converted the Series A Convertible Subordinated Note into 1,375,000 shares of the Company's common stock.

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

In January 1995, the Company's Board of Directors amended the articles of incorporation to increase the authorized shares of common stock from 1,000,000 to 2,000,000. In April 1996, under the consent of the Board of Directors, the number of authorized shares of common stock was increased from 2,000,000 shares to 25,000,000 shares. In May 1998 the number of authorized shares of common stock was increased to 35,000,000. On October 8, 1996, as authorized by the Board of Directors, the Company split its common stock 3-for-1. In November 1999, the number of authorized common shares was increased to 50,000,000.

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

On May 25, 1999, the Company issued 60,000 shares of common stock to a financial advisor for his efforts to find funding for the Company, whereby the Company recorded $15,000 of compensation expense.

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock to the PMG Eagle Fund. In conjunction with this sale of common stock the Company issued 550,000 warrants to purchase common stock at an exercise price of the lower of $.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the company receives net proceeds of at least $1,100,000.

On the same day, the Company also sold a Series A Convertible Subordinated Note with a face value of $550,000 to Orbis Pension Fund Trustees. In conjunction with the sale of the Note, the Company issued 275,000 warrants to purchase common stock. It also issued 275,000 warrants to purchase common stock contingent upon the Noteholder converting its notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Note accrued interest at the rate of 7% per year.

The conversion price of the Series A Convertible Subordinated Note was $0.50 per share of common stock, provided that both this conversion price and the shares simultaneously sold were subject to adjustment should the Company's next equity financing resulting in net proceeds to the Company of at least $1,100,000 be at a common share equivalent price of less than $0.50 per share. Therefore, the financing completed by the Company on December 7, 1999 discussed in the above paragraphs resulted in adjustments with respect to the September 7, 1999 financing consisting of the issuance of an additional 275,000 shares to the PMG Eagle Fund without further consideration thereby adjusting the overall costs of shares acquired by the PMG Eagle Fund to $0.40 per share, and the adjustment of the conversion price under the Series A Convertible Subordinated Note sold to Orbis Pension Fund Trustees and the exercise price under the warrants issued to both purchasers to $0.40 per common share with corresponding adjustments in the number of shares into which such Note could be converted and for which such warrants could be exercised. Simultaneous with the closing of the Company's offering of Series C convertible preferred stock described in the following paragraphs, Orbis Pension Fund Trustees converted the Series A Convertible Subordinated Note into 1,375,000 shares of the Company's common stock.

Warrants

As of December 31, 1999, the Company had outstanding common stock purchase warrants exercisable into an aggregate of 4,268,347 shares. Such shares have been authorized and reserved.

The following summarizes the activity of outstanding warrants:

                                                       Shares under warrant     Exercise price         Warrants
                                                                                 (per share)         Exercisable
------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1996                             1,237,490          $ 1.31 - $ 8.80      1,237,490

     Anti-dilution adjustments pursuant to warrant
agreements                                                         673          $ 3.66 - $ 8.08

     Exercised                                                (394,091)                    3.67
     Expired                                                  (241,258)                    3.67
     Granted in unit offering                                  540,413                     4.74
                                                            ----------

Outstanding at December 31, 1997                             1,143,227          $ 1.31 - $ 8.08      1,143,227

     Anti-dilution  adjustments  pursuant  to warrant
agreements                                                      68,995          $ 3.41 - $ 7.04

     Granted in preferred stock offering                       300,000                     2.75
     Granted to advisors in preferred stock offering           115,385                     2.50
     Granted pursuant to IBM loan agreement                    500,000                     2.50
     Granted to an employee                                    100,000                     1.00
                                                            ----------

Outstanding at December 31, 1998                             2,227,607          $ 1.00 - $ 7.04      2,227,607
                                                            ==========

     Anti-dilution  adjustments  pursuant  to warrant
agreements                                                     594,267          $ 1.00 - $ 4.96

     Granted to Interim Financing Holders                    1,375,000                   $ 0.40
     Granted to advisors in preferred stock offering            71,473                   $ 0.40
                                                            ----------

Outstanding at December 31, 1999                             4,268,347          $ 0.40 - $ 4.96      4,268,347
                                                            ==========

Pursuant to provisions in certain warrant agreements, anti-dilution adjustments are to be made to the exercise price and/or the number of shares purchasable under the warrant in certain circumstances. During 1999, adjustments were made for certain warrants in connection with stock issued to an advisor, the interim financing agreement, re-pricing of warrants of an advisor and the preferred stock offering. All shares and per share conversion amounts are adjusted in the table above.

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

Prior to November 30, 1999, the Series B Stock, no par value per share, was convertible into such number of shares of common stock determined by dividing the stated value ($1,000) of each share of Series B Stock (as such value is increased by an annual premium of 6%) by the then current conversion price of the Series B Stock (which was determined, generally, by reference to 85% of the average of the closing market price of the common stock during the five consecutive trading days immediately preceding the date of determination) subject to certain restrictions and adjustments. The Series B Stock has voting rights as defined in the Company's Certificate of Incorporation, bears no dividends and ranks senior to the Company's common stock and Series A Preferred Stock. In the event of any voluntary or involuntary liquidation of the Company, the Series B holders shall be entitled to a liquidation preference equal to the stated value of the stock plus the accrued premium through the date of final distribution. Prior to November 30, 1999, upon occurrence of specific events, as defined in the agreement, the holder could have redeemed the Series B Stock for cash. In certain, but not all, redemption events, the Company had the unilateral right to pre-empt the right of holders of the Series B Stock from demanding cash redemption of their shares by paying to them within five days of the specific event, as liquidated damages, 25% of the face amount of the Series B Stock then outstanding. Such liquidated damages could have been paid in cash or shares at the Company's election. Management did not consider any of the events that would trigger mandatory redemption to be probable events, and has determined a reasonable estimate of when the circumstances that would result in the shares becoming mandatorily redeemable cannot be made, and therefore at December 31, 1998 did not accrue for accretion.

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

On August 10, 1998 and March 22, 1999, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 and 3,833,699 shares, respectively. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock. The actual number of shares issuable upon conversion could be materially less or more than this number depending on factors that cannot be predicted by the Company. The number of shares issuable upon conversion is dependent on the market price of the common stock at the time of the conversion. As December 31, 1999, 2,872 shares of Series B Stock had been converted into 6,235,223 shares of common stock at an average conversion price of $.49 per share.

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

On April 6, 1999, the Company elected to forgo its right to prevent demand redemption on its outstanding shares of Series B Stock, which resulted in the reclassification of the Series B Stock into Mandatorily Redeemable Convertible Preferred Stock..

On November 30, 1999, the Series B stockholders agreed to fix the conversion rate at $0.40 per share. This fixed the number of shares of common stock reserved for issuance pursuant to conversion of the outstanding 1,828 shares of Series B stock at 5,088,351.

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Convertible Preferred Stock ("Series C Stock"). The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance was $2,894,822. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The number of shares reserved for issuance pursuant to the conversion of the 33,589 shares of outstanding Series C Stock was 8,397,250 shares of common stock. In connection with the issuance of the Series C Stock, the Company issued warrants to acquire 71,473 shares of common stock at an exercise price of $.40 per share as partial consideration for placement agent services.

The terms of conversion of the Series C Stock afforded the holders a conversion price lower than the market price of the common stock at the time of issuance. The difference between the conversion price and market price was treated as an imputed (non-cash) dividend for purposes of calculating net loss per common share, although no assets of the Company were expended. The imputed dividend is $1,626,967 and has the effect of increasing the net loss per common share by $0.10 per share for the twelve months ended December 31, 1999. The imputed dividend has been recorded as a reduction to common shareholders' equity.

Series C Stock holders are entitled to receive cumulative dividends at a rate of 8% per year of the initial purchase price of $100 per share but only upon the occurrence of a Liquidation Event, provided that any such dividend is coupled with an equivalent ratable dividend to the holders of the Series B Stock. A "Liquidation Event" is defined to include a merger (except a merger in which Accent Color is the surviving entity), consolidation, dissolution, winding up or sale of substantially all of the assets of the company, unless the holders of at least 75% of the Series B and Series C Stock determine that any such event is not a Liquidation Event.

8. Stock Incentive Plan

In January 1995, the Company's Board of Directors adopted and approved the 1995 Stock Incentive Plan (the "Plan") for directors, officers, key employees and other persons. The Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights and restricted stock awards to purchase up to 300,000 shares of common stock. In April 1996, the number of shares increased to 1,500,000. In May 1997, the number of shares was increased to 2,000,000. In November 1999, the number of shares was increased to 4,000,000. Such shares have been authorized and reserved.

Initially, options vested 20% each year, so that the options or any unexercised portion thereof, would be fully exercisable after a period of five years following the date of their grant. In April 1996, the original vesting period of five years was modified to three years with options vesting 33% each year following the date of their grant. All options previously granted are subject to this modification. In certain circumstances, at the discretion of the Board of Directors, options are granted with a vesting schedule of other than three years. Stock options under the Plan have terms ranging from five to ten years.

The 1995 Stock Incentive Plan activity is summarized as follows:

                                                  For the year ended                         For the year ended
                                                   December 31, 1999                         December 31, 1998
                                        ----------------------------------------    -------------------------------------
                                                                    Weighted                                 Weighted
                                                                    Average                                   Average
                                                 Shares          Exercise Price            Shares         Exercise Price

Outstanding at beginning of period               1,681,475          $     1.23             1,318,850          $     3.85

     Granted                                     2,037,775                0.23             2,870,450                2.03
     Exercised                                           0                -                  (37,500)               1.19
     Canceled                                     (561,500)               1.45            (2,470,325)               3.56
                                                ----------          ----------           -----------

Outstanding at period end                        3,157,750                 .55             1,681,475                1.23
                                                ==========                               ===========

Options exercisable at period end                  785,004                1.02               314,000                2.26
                                                ==========                               ===========

Weighted  average  fair  value of options
granted during the period                      $      0.21                               $      1.61
                                               ===========                               ===========

By action of the Board of Directors on April 14, 1998, the Company re-priced all options outstanding under the Plan which had a current exercise price exceeding $3.125 to an exercise price of $3.125 per share, the fair market value as of that date. A total of 1,137,200 options were re-priced, which resulted in a reduction of the weighted average exercise price of all options outstanding from $3.85 per share at December 31, 1997 to $2.93 per share after the re-pricing.

On September 21, 1998, in an effort to retain key personnel, the Board of Directors approved a modification of the outstanding options under the Plan for all active employees and directors of the Company. Each option holder could elect to continue to hold their existing options or could have the Company re-price their options to an exercise price of $1.00 per share, the fair market value of the common stock as of September 29, 1998 (the election date). If the employees elected to have their options re-priced, the vesting period for such options was extended for one year. A total of 1,066,625 options were modified, which further reduced the weighted average exercise price of all options outstanding to $1.26 per share after the re-pricing. No compensation expense was recognized pursuant to this modification because the exercise price of the modified stock option equaled the market price of the common stock on the date of the re-pricing.

The following summarizes additional information about stock options outstanding at December 31, 1999:

                                            Options Outstanding                                  Options Exercisable
                           Number                                                             Number
                       Outstanding at         Weighted Average         Weighted           Exercisable at        Weighted
                        December 31,             Remaining              Average            December 31,         Average
  Exercise Prices           1999             Contractual Life        Exercise Price            1999          Exercise Price
  ---------------           ----             ----------------        --------------            ----          --------------

      $    .22            1,884,500                 9.06                  0.22               100,000              0.22
           .23               25,000                 4.22                  0.23                     0                 -
           .63               35,000                 7.06                  0.63                20,000              0.63
           .71               20,000                 9.55                  0.71                     0                 -
           .73                4,275                 9.03                  0.73                     0                 -
           .91              160,825                 8.10                  0.91                66,950              0.91
          1.00              872,900                 5.98                  1.00               443,720              1.00
          1.19              114,000                 3.83                  1.19               114,000              1.19
          2.31                1,000                 8.05                  2.31                   334              2.31
          3.13               40,250                 3.00                  3.13                40,000              3.13
                          ---------                                                         --------
                          3,157,750                 7.84                 0.55                785,004              1.02
                          =========                                                         ========

Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss (basic and diluted) per share would have been as follows:

                                                        Year ended            Year ended
                                                     December 31, 1999     December 31, 1998
                                                     -----------------     -----------------
Net loss:
     As reported                                       $ (7,310,446)        $ (10,689,853)
     Pro forma under FAS 123                           $ (7,753,650)        $ (12,470,414)

Pro forma net loss (basic and diluted) per share
(unaudited):

     As reported                                       $       (.44)        $        (.87)
     Pro forma under FAS 123                           $       (.47)        $       (1.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rates ranging from 4.76% to 6.10% for options granted during the year ended December 31, 1999 and 4.24% to 5.74% for options granted during the year ended December 31, 1998; expected volatility factors of 98% and 90% for the year ended December 31, 1999 and 1998, respectively; and an expected option term ranging from five to ten years for the year ended December 31, 1999 and 2 to 10 years for the year ended December 31, 1998.

Compensation expense of approximately $364,572 has been attributed to common stock options granted in August 1996. This compensation expense will be recognized over the three year vesting period, of which $4,317, $118,671 and $174,420 was recognized as of December 31, 1999 ,1998 and 1997, respectively.

9. Commitments and Contingencies

Operating Leases

At December 31, 1999, the Company was committed under operating leases for equipment and facilities with initial terms of more than one year. The original facility lease agreement provides for escalation of the lease payments over the term of the lease, however, rent expense was recognized using the straight-line method. Accrued rent related to this facility lease was $232,870 as of December 31, 1998. On June 1, 1999, the facility lease was amended to provide for equal lease payments for the remainder of the lease. Based on this lease amendment the remaining portion of the accrued rent was written off in 1999 and subsequent lease payments have been expensed as incurred. Rental expense related to operating leases was $609,644 in 1999, $729,573 in 1998, and $740,772 in 1997.

Minimum lease payments under the noncancelable leases are as follows:

        2000                                     $ 434,834
        2001                                           827
        2002                                           207
        2003                                             -
        2004                                             -
                                                 =========
          Total minimum obligations              $ 435,868

Capital Lease Obligations

The Company is obligated under capital leases for certain office equipment that expire on various dates through the year 2000. Future minimum lease payments under these leases are as follows:

        2000                                     $ 23,116
        2001                                            -
        2002                                            -
        2003                                            -
        2004                                            -
                                                 --------
             Total minimum obligations             23,116

             Less: current portion                 23,116
                                                 ========
                                                 $      0

On January 8, 1996, the Company signed a seven-year agreement with a vendor for the supply of inks and printheads. The agreement provides the Company with worldwide rights, as defined. The Company must pay the vendor royalties and license fees through certain volume purchase levels. The agreement also includes certain exclusivity features that benefit the Company. To maintain the exclusivity rights, quarterly payments of $250,000 were required beginning January 1, 1996 and ending on October 1, 1997, and the Company must purchase all ink and printhead requirements from the vendor and purchase specified minimum amounts each year. The Company is currently not in compliance with such specified minimum volume amounts necessary to maintain exclusivity and is in discussion with Spectra to establish a revised requirement for exclusivity, however, Management believes there is no material adverse financial impact for the Company. The Company has the option to terminate the exclusive rights leaving all other aspects of the agreement unchanged. It is the Company's intent to maintain such rights.

As of December 31, 1999, there were two employment agreements outstanding for certain executive officers of the Company, each reflecting a three-year term. These agreements are subject to termination by either party, and provide for salary continuation and benefits for a specified period under certain circumstances including a change in control (as defined) of the Company. As of December 31, 1999, if such employees under contract were to be terminated by the Company without cause (as defined), the Company's liability would be approximately $485,000.

At December 31, 1999 the Company had an outstanding purchase commitment of $403,000 for certain printer parts.

10. Income Taxes

Deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                 1999                1998
                                                 ----                ----
       Gross deferred tax assets:
         Carryforwards:
           Research tax credits              $ 1,589,000         $ 1,484,000
           Net operating losses               19,455,000          17,667,000
         Other assets                            603,000           1,114,000
                                             -----------         -----------
       Gross deferred tax assets              21,647,000          20,265,000
                                             -----------         -----------
       Gross deferred tax liabilities            (31,000)            (29,000)
                                             -----------         -----------
       Valuation allowance                   (21,616,000)        (20,236,000)
                                             -----------         -----------
                                             $         -         $         -
                                             ===========         ===========


The Company has provided a valuation allowance for the full amount of deferred tax assets in excess of deferred tax liabilities since the realization of these future benefits cannot be reasonably assured as of the end of each related period. If the Company achieves profitability, the deferred tax assets may be available to offset future income taxes.

At December 31, 1999, the Company had approximately $50 million of federal net operating loss carryforwards that expire in years 2008 through 2019, approximately $49 million of state net operating loss carryforwards that expire in years 2000 through 2004 and research and development tax credit carryforwards of approximately $1.6 million that expire in years 2009 through 2019.

As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. During 1996, the Company experienced such an ownership change that limits the amount of federal net operating loss carryforwards and research tax credits that can be utilized in any one taxable year. At December 31, 1999 the approximate annual limitation is $4.6 million for net operating loss carryforwards and research tax credits incurred prior to the ownership change. Depending on the number of shares of common stock issued upon conversion of Series B Stock and Series C Stock , or exercise of outstanding warrants and the timing of such conversions (see notes 6 and 7), the transactions may result in further annual limitations of net operating loss carryforwards.

11. Disclosure about Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, customer advances and deposits and deferred revenue approximates fair value because of the short-term nature of those instruments.

The estimated fair value of the Company's debt (see note 5) approximates its carrying value as of December 31, 1999 and December 31, 1998.

12. Related Party Transactions

The advisor for the Company's private financing in 1999 was granted a warrant to purchase commons stock. A fund managed by the advisor purchased stock and was awarded a warrant to purchase stock as part of the 1999 private financing. The founder, chairman, and Chief Executive Officer of the advisor is a nominee for director of the Company. Several corporate officers, directors and a partner of the advisor purchased Series C Stock, at the same price as purchased by other investors (see note 7), as part of the 1999 private placement financing.

A member of the Company's Board of Directors is a partner with the Company's primary legal firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors and Executive Officers of the Company may found under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting to be held on May 22, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

Item 11.  Executive Compensation

The information in the Proxy Statement set forth under the captions "Executive Compensation" and "Compensation of Directors" in the Proxy Statement for the 2000 Annual Meeting to be held on May 22, 2000 (the "Proxy Statement") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Principal Shareholders and Key Personnel" in the Proxy Statement for the 2000 Annual Meeting to be held on May 22, 2000 (the "Proxy Statement") is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" in the Proxy Statement for the 2000 Annual Meeting to be held on May 22, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     On December 17, 1999, Accent Color filed a current report on Form 8-K to report under item 5 its successful completion of the private placement of 33,589 shares of its Series C Preferred Stock.

(c)  Exhibit Listing

Exhibit
No.         Exhibit
---         -------

3.1         Restated Certificate of Incorporation of the Company, as amended
            (1).

3.2 Certificate of Amendment to Restated Certificate of Incorporation, dated Nov. 29, 1999 (1).

3.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (1).

3.4 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, dated Nov. 29, 1999 (1).

3.5         Bylaws of the Company, as amended on Dec. 29, 1996(2).

4.1 Letter agreement with holders of Series B Convertible Preferred Stock modifying rights to conform with Series C Convertible Preferred Stock (1).

10.1 Product Development and Distribution Agreement dated February 16, 1996 between the Company and Xerox Corporation (3).

10.2 Letter of Understanding dated July 2, 1996 between the Company and Xerox Corporation supplementing the Product Development and Distribution Agreement (3).

10.3 Amendment to Product Development and Distribution Agreement between the Company and Xerox Corporation dated Feb. 29, 1996 (3).

10.4 Product Purchase Agreement dated Apr. 16, 1996 between the Company and International Business Machines Corporation (3).

10.5 Letter Agreement supplementing Product Purchase Agreement between the Company and International Business Machines Corporation dated Feb. 23, 1996 (3).

10.6 OEM Supply Agreement dated Jan. 8, 1996 between the Company and Spectra, Inc.(3) .

10.7 Amendment No. 1 to the OEM Supply Agreement dated July 12, 1996 between the Company and Spectra, Inc. (3).

10.8 Lease Agreement dated Feb. 16, 1996 between the Company and John Hancock Mutual Life Insurance company (3).

10.9 Accent Color Sciences, Inc. 1995 Stock Incentive Plan, as amended through Nov. 29, 1999 (1).

10.10 Employment Agreement dated Dec. 14, 1993 between the Company and Norman L. Milliard (3).

10.11 Amendment No. 1 to Employment Agreement between the Company and Norman L. Milliard dated as of Jan. 1, 1995 (3).

10.12 Form of nondisclosure agreement between the Company and its employees (3).

10.13 Form of Registration Rights Agreement Relating to Warrants issued in connection with Series IV Debentures of the Company (3).

10.14 Form of Registration Rights Agreement Relating to sale of Common Stock of the Company (3).

10.15 Registration Rights Agreement Relating to Warrants issued by the Company to Xerox Corporation (3).

10.16 Form of Registration Rights Agreement Relating to Warrants issued pursuant to sale of Interim Notes (3).

10.17       Form of Securities Purchase Agreement dated as of Jan. 9, 1998 (4).

10.18       Form of Warrant issued in connection with the 1998 Private Placement
            (4).

10.19       Form of Registration Rights Agreement dated as of Jan. 9, 1998 (4).

10.20 Employment Agreement dated Apr. 15, 1998 between Charles E. Buchheit and the Company (5).

10.21 Loan Agreement between the Company and International Business Machines Corporation (6).

10.22 Promissory Note between the Company and International Business Machines Corporation (6).

10.23 Security Agreement between the Company and International Business Machines Corporation (6).

10.24 Purchase Agreement for Series A Convertible Subordinated Notes, Common Stock and Warrants, dated Sept. 7, 1999 (7).

10.25       Form of Series A Convertible Subordinated Note (7).

10.26       Form of Warrant to Purchase Common Stock of Accent Color Sciences,
            Inc. (7).

10.27       Registration Rights Agreement, dated Sept. 7, 1999 (7).

10.28 Third Amendment to the Apr. 11, 1996 Product Purchase Agreement Between International Business Machines Corporation and Accent Color Sciences, Inc. (7).

10.29 Letter dated July 21, 1999 containing variations to agreement between Accent Color and SET dated Aug. 27, 1997 (7).

10.30       Form of Securities Purchase Agreement dated as of Nov. 30, 1999 (8).

10.31       Form of Warrant Agreement dated as of Nov. 30, 1999 (8).

10.32       Form of Registration Rights Agreement dated as of Nov. 30, 1999 (8).

23          Consent of PricewaterhouseCoopers LLP.

24 Power of attorney pursuant to which this Form 10-K is signed by our directors.


(1) incorporated by reference from Accent Color's registration statement filed as Form S -3/A on Form S-2 (file no. 333-30130) on Feb. 24, 2000.

(2) incorporated by reference from Accent Color's registration statement on Form S-3 (file no. 333-43467) filed on Dec. 30, 1997, as amended.

(3) incorporated by reference from Accent Color's registration statement (file no. 333-14043) on Form S-1 filed on Oct. 15, 1996, as amended.

(4) incorporated by reference from Accent Color's registration statement (file no. 333-45321) on Form S-3 filed on Jan. 30, 1998, as amended.

(5) incorporated by reference from Accent Color's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

(6) incorporated by reference from Accent Color's quarterly report on Form 10-Q for the quarter ended Sept. 30, 1998.

(7) incorporated by reference from Accent Color's quarterly report on Form 10-Q for the period ended Sept. 30, 1999.

(8) incorporated by reference from Accent Color's registration statement (file no. 333-30130) on Form S-3 filed on Feb. 11, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on March 30, 2000.

                                          ACCENT COLOR SCIENCES, INC.


                                          By____________________________________
                                                    Charles E. Buchheit
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2000.

         Signature                                   Title                               Date
         ---------                                   -----                               ----

  /s/Charles E. Buchheit
-------------------------------
     Charles E. Buchheit            President, Chief Executive Officer                   March 30, 2000
                                    (Principal Executive Officer)

/s/Ronald C. Derby
-------------------------------
       Ronald C. Derby              Acting Chief Financial Officer                       March 30, 2000
                                    (Principal Financial and Accounting Officer)



             *
-------------------------------
      Joseph T. Brophy                      Director                                     March 30, 2000

             *
-------------------------------
      Richard J. Coburn                     Director                                     March 30, 2000
             *
      Norman L. Millard                     Director                                     March 30, 2000

             *
-------------------------------
      Willard F. Pinney, Jr.                Director                                     March 30, 2000

             *
-------------------------------
      Robert H. Steele                      Director                                     March 30, 2000


*By: Charles E. Buchheit
-------------------------------
     Charles E. Buchheit

     Attorney-in-fact