Form 10-Q
period 2000-03-31
ACCENT COLOR SCIENCES INC
filed 2000-05-15
CIK 921898

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000

                                       OR

                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes|X| No|_|

                The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 22,390,858.

                           ACCENT COLOR SCIENCES, INC.
                                    FORM 10-Q

                  For The Quarterly Period Ended March 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................3

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................11


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings............................................15

Item 2.       Changes in Securities and Use of Proceeds....................15

Item 3.       Defaults Upon Senior Securities..............................15

Item 4.       Submission of Matters to a Vote of Security Holders..........15

Item 5.       Other Information............................................15

Item 6.       Exhibits and Reports on Form 8-K.............................15


Signatures    .............................................................16

                           ACCENT COLOR SCIENCES, INC.
                            CONDENSED BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                           2000                  1999
                                                                           ----                  ----
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $  1,140,968        $   2,573,764
     Accounts receivable                                                    116,100               64,544
     Inventories (Note 3)                                                 2,434,286            1,863,850
     Prepaid expenses and other current assets                              110,500              111,262
                                                                       ------------        -------------
          Total current assets                                            3,801,854            4,613,420

Fixed assets, net                                                         1,016,153            1,156,189
Other assets, net                                                            78,248               78,446
                                                                       ------------        -------------
          Total assets                                                 $  4,896,255        $   5,848,055
                                                                       ============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Obligations under capital leases                                  $      9,419        $      23,116
     Short-term debt, net of discount  (Note 6)                           2,400,847            2,367,797
     Accounts payable                                                     1,166,804              516,429
     Accrued expenses                                                       685,848              758,139
     Customer advances and deposits                                       1,000,000              755,000
     Deferred revenue                                                       661,000              874,000
                                                                       ------------        -------------
          Total current liabilities                                       5,923,918            5,294,481
                                                                       ------------        -------------
Obligations under capital leases                                              8,625                    -
Other long-term liabilities                                                 415,509              390,708
                                                                       ------------        -------------
          Total non-current liabilities                                     424,134              390,708
                                                                       ------------        -------------
          Total liabilities                                               6,348,052            5,685,189
                                                                       ------------        -------------

Mandatorily redeemable convertible preferred stock (Note 5)               3,880,641            4,313,367
                                                                       ------------        -------------
Shareholders' equity  (deficit)
        Common stock, no par value, 50,000,000 and 35,000,000
        shares authorized, 22,390,858 and 21,072,578
        shares issued and outstanding                                    49,562,318           49,147,942
     Accumulated deficit                                                (54,894,756)         (53,298,443)
                                                                       ------------        -------------
        Total shareholders' equity (deficit)                             (5,332,438)          (4,150,501)
                                                                       ------------        -------------

        Total liabilities, convertible preferred stock and
        shareholders' equity (deficit)                                 $  4,896,255        $   5,848,055
                                                                       ============        =============


              The accompanying notes are an integral part of these financial statements.

                                       ACCENT COLOR SCIENCES, INC.
                               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three months ended March 31,
                                                                       2000                      1999
                                                                       ----                      ----

Revenue (Note 2)                                                  $ 1,146,026               $ 2,249,498
Costs and expenses:
    Costs of production                                             1,253,598                 2,144,306
    Research and development                                          682,329                   951,830
    Marketing, general and administrative                             734,674                   723,241
                                                                  -----------               -----------
                                                                    2,670,601                 3,819,377
                                                                  -----------               -----------
Other (income) expense:
     Interest expense (Note 6)                                         97,199                    97,814
     Interest income                                                  (25,461)                   (5,262)
                                                                  -----------               -----------
                                                                       71,738                    92,552

Net loss                                                           (1,596,313)               (1,662,431)
                                                                  -----------               -----------

Net loss applicable to common stock                               $(1,596,313)              $(1,662,431)
                                                                  ===========               ===========

Net loss (basic and diluted) per common share:                    $      (.07)              $      (.12)
                                                                  ===========               ===========
Weighted average common shares
 Outstanding                                                       21,816,455                13,759,120
                                                                  ===========               ===========

              The accompanying notes are an integral part of these financial statements.

                                                      ACCENT COLOR SCIENCES, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three months ended March 31,
                                                                      2000                  1999

      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                 $(1,596,313)               $(1,662,431)
        Adjustments to reconcile net loss to net cash used
           in operating activities:
           Depreciation and amortization                             191,753                    305,963
           Expense related to stock, warrants and options
             granted                                                  24,801                          -
           Loss on disposal of fixed assets                                -                       (300)
        Changes in assets and liabilities:
           Accounts receivable                                       (51,581)                   472,454
           Inventories                                              (570,436)                  (391,473)
           Prepaid expenses and other assets                             788                      6,887
           Accounts payable and accrued expenses                     578,084                  1,098,371
           Customer advances and deposits                            245,000                    260,000
           Deferred revenue                                         (213,000)                         -
           Other long-term liabilities                                     -                    (10,832)
                                                                  ----------                 ----------
           Net cash (used in) provided by operating
                 activities                                       (1,390,904)                    78,639
                                                                  ----------                 ----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of fixed assets                                     (5,300)                  (191,533)
                                                                  ----------                 ----------
             Net cash used in investing activities                    (5,300)                 (191,533)
                                                                  ----------                 ----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of capital lease obligations                         (18,241)                   (17,162)
        Net benefit from issuance of preferred stock                 (18,351)                         -
                                                                  ----------                 ----------
               Net cash used in financing activities                 (36,592)                   (17,162)
                                                                  ----------                 ----------
         Net decrease in cash and cash equivalents                (1,432,796)                  (130,056)
                                                                  ----------                 ----------
         Cash and cash equivalents at beginning of period          2,573,764                  1,048,425
                                                                  ----------                 ----------
         Cash and cash equivalents at end of period               $1,140,968                 $  918,369
                                                                  ==========                 ==========
      SUPPLEMENTAL DISCLOSURE
         CASH PAID FOR:

           Interest                                                  $64,482                    $66,152
                                                                  ==========                 ==========

              The accompanying notes are an integral part of these financial statements.

                                                      ACCENT COLOR SCIENCES, INC.
                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                 Common Stock                       Accumulated
                                                     Shares          Amount           Deficit            Total
                                                     ------          ------           -------            -----

DECEMBER 31, 1998                                   12,841,881     $46,307,927      $(47,614,964)      $(1,307,037)
 Conversion of mandatorily
    redeemable convertible preferred stock           5,420,697       1,631,151                 -         1,631,151
 Common stock issued to service provider                60,000          15,000                 -            15,000
 Proceeds from sale of common stock                  1,375,000         502,719                 -           502,719
 Conversion of note                                  1,375,000         493,088                 -           493,088
 Warrants issued with debt                                   -          80,000                 -            80,000
 Accretion to carrying value for
    preferred stock                                          -          47,671                 -            47,671
Warrants issued and  repriced                                           70,386                              70,386
Net loss                                                     -               -        (5,683,479)       (5,683,479)
                                                    ----------     -----------      ------------       -----------
DECEMBER 31, 1999                                   21,072,578      49,147,942       (53,298,443)       (4,150,501)
                                                    ----------     -----------      ------------       -----------
Conversion of mandatorily
   redeemable convertible preferred stock            1,308,280         409,532                 -           409,532
 Common stock issued to service provider                10,000           4,844                 -             4,844
Net loss                                                     -               -        (1,596,313)       (1,596,313)
                                                    ----------     -----------      ------------       -----------
MARCH 31, 2000 (UNAUDITED)                          22,390,858     $49,562,318      $(54,894,756)      $(5,332,438)
                                                    ==========     ===========      ============       ===========

              The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The December 31, 1999 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. Until the Company had adequate information and experience to estimate potential returns, allowances and warranty costs, revenue resulting from Truecolor Systems was deferred until the end of the warranty period. During the fourth quarter of 1998, the Company determined that it had adequate warranty information and experience to begin recognizing revenue upon the shipment of systems to its original OEM customer. In the future, the Company will recognize revenue upon shipment to both of its current OEM customers. The Company deferred revenue on past shipments to its second OEM until notification from the customer that the machines were accepted. The Company has and is deferring revenue on shipments of Beta units of its re-engineered Truecolor Systems to its two OEM customers until the customers accept the Beta units. As of March 31, 2000 and December 31, 1999, the Company had deferred revenue of $661,000 and $874,000 related to Truecolor Systems previously shipped.

3.  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories consist of the following:
                                              March 31,            December 31,
                                                 2000                 1999
                                                 ----                 ----

    Raw materials and components            $     1,435,447    $       692,397
    Work-in-process                                 461,272            268,206
    Finished goods                                  537,567            903,247
                                                  ---------          ---------
                                            $     2,434,286    $     1,863,850
                                                  =========          =========
4.  FINANCING

On September 7, 1999, the Company received $502,719 from the sale of 1,100,000 shares of common stock to the PMG Eagle Fund. In conjunction with this sale of common stock the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of the lower of $.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000.

                           ACCENT COLOR SCIENCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


On the same day, the Company also sold a Series A Convertible Subordinated Note with a face value of $550,000 to Orbis Pension Fund Trustees. In conjunction with the sale of the Note, the Company issued 275,000 warrants to purchase common stock. It also issued a warrant to purchase 275,000 shares common stock contingent upon the Noteholder converting its notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The Note accrued interest at the rate of 7% per year. The conversion price of the Series A Convertible Subordinated Note was $0.50 per share of common stock, provided that both this conversion price and the shares simultaneously sold were subject to adjustment should the Company's next equity financing resulting in net proceeds to the Company of at least $1,100,000 be at a common share equivalent price of less than $0.50 per share. Therefore, the financing completed by the Company on December 7, 1999 resulted in adjustments with respect to the September 7, 1999 financing consisting of the issuance of an additional 275,000 shares to the PMG Eagle Fund without further consideration thereby adjusting the overall costs of shares acquired by the PMG Eagle Fund to $0.40 per share, and the adjustment of the conversion price under the Series A Convertible Subordinated Note sold to Orbis Pension Fund Trustees and the exercise price under the warrants issued to both purchasers to $0.40 per common share with corresponding adjustments in the number of shares into which such Note could be converted and for which such warrants could be exercised. Simultaneous with the closing of the Company's offering of Series C convertible preferred stock described in note 5, Orbis Pension Fund Trustees converted the Series A Convertible Subordinated Note into 1,375,000 shares of the Company's common stock.

5.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

                           ACCENT COLOR SCIENCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

On August 10, 1998 and March 22, 1999, pursuant to the terms of the Certificate of Designation and approval by the Board of Directors, the Company increased the number of reserved shares of common stock for issuance upon the conversion of the Series B Stock by 2,567,652 and 3,833,699 shares, respectively. This was done because the reserved amount had fallen below 135% of the number of shares of common stock issuable upon conversion of the then outstanding shares of Series B Stock. As of March 31, 2000, 3,342 shares of Series B Stock had been converted into 7,543,503 shares of common stock at an average conversion price of $.47 per share.

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

On April 6, 1999, the Company elected to forgo its right to prevent demand redemption on its outstanding shares of Series B Stock, which resulted in the reclassification of the Series B Stock into Mandatorily Redeemable Convertible Preferred Stock. This reclassification was effective as of December 31, 1998.

On November 30, 1999, the Series B stockholders agreed to fix the conversion rate at $0.40 per share. This fixed the number of shares of common stock reserved for issuance pursuant to conversion of the then outstanding 1,828 shares of Series B stock at 5,088,351.

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Convertible Preferred Stock ("Series C Stock"). The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance were $2,894,822. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The number of shares reserved for issuance pursuant to the conversion of the 33,589 shares of outstanding Series C Stock was 8,397,250 shares of common stock. In connection with the issuance of the Series C Stock, the Company issued warrants to acquire 71,473 shares of common stock at an exercise price of $.40 per share as partial consideration for placement agent services.

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

6.  MODIFICATION OF DEBT TERMS

On August 2, 1999, the Company and IBM Corporation entered into an agreement to defer the interest payments owed by the Company to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998.

                           ACCENT COLOR SCIENCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


This modification provides that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. Beginning with January 1, 2000 the Company paid its interest payment on the first day of the quarter as required by the original Loan Agreement and has paid its second quarter payment during the second quarter of 2000.

                           ACCENT COLOR SCIENCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999.

TOTAL NET SALES. Prior to the quarter ended December 31, 1998, the Company had adopted a policy of deferring revenue on its Truecolor system until expiration of the product's warranty period. This policy was adopted because the system was sold with a 90-day warranty to IBM and the Company had not established adequate warranty experience as of that date to estimate future warranty costs. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, determined that it now had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The Company deferred revenue on past shipments to its second OEM customer until the systems were accepted. The Company has and is deferring revenue on shipments of its re-engineered Beta units to its two OEM customers until the customers accept the Beta units. As of March 31, 2000 and 1999, the Company had deferred revenue of $661,000 and $595,000, respectively, related to Truecolor Systems shipped. Total net sales were $1,146,000 for the quarter ended March 31, 2000 compared to $2,249,000 for the quarter ended March 31, 1999. Printer sales were 62% of total net sales for the quarter ended March 31, 2000 while sales of consumables and spare parts represented 38% of total net sales.

BACKLOG. At March 31, 2000, the Company had orders and contractual commitments in excess of $10 million for the year 2000from its OEM customers. One such customer has the right to cancel a portion of its year 2000 commitment, regardless of the Company's performance, and therefore the systems contingent on the customer's cancellation right have never been included in the backlog. The Company now understands that this customer will either defer or cancel these contingent systems because of delays in the customer's launch schedule. The deferral or cancellation of these contingent systems will not impact the Company's projected revenues for the year 2000.

PRINTERS. Printer sales were $714,000 for the three months ended March 31, 2000 compared to $1,809,000 for the three months ended March 31, 1999. During the first quarter of 2000, revenue from 3 printer shipments was deferred until the end of the warranty period, and revenue was recognized in the first quarter of 2000 on 6 systems that had previously been deferred. Sales during the first quarter of 2000 were, as anticipated, substantially less than the comparable period in 1999 because the Company continued its efforts to introduce its value engineered ("VE") printers. The Company focused its energies on the completion of testing of the VE and the build up of production for deliveries, which started in the second quarter of 2000.

CONSUMABLES AND SPARE PARTS SALES. Consumables and spare parts sales were $432,000 for the three months ended March 31, 2000 compared to $440,000 for the three months ended March 31, 1999. This decrease of 2% was due to the printers that have been installed by our customers being more stable than anticipated.

COSTS OF PRODUCTION. Costs of production were $1,254,000 for the three months ended March 31, 2000 as compared to $2,144,000 for the three months ended March 31, 1999. This decrease of 42% was attributed to a lower number of shipments in the first quarter of 2000 and reduced payroll costs resulting from fewer shipments. Production costs during the first quarter of 2000 exceeded gross revenues due to factory start-up expenses for the VE printers that are being shipped in the second quarter of 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $682,000 for the three months ended March 31, 2000, a decrease of 28% as compared to $952,000 for the three months ended March 31, 1999. The Company has continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to a reduction in payroll, the related costs due to a reduction in personnel and a reduction of outside design work.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $735,000 for the three months ended March 31, 2000 as compared to $723,000 for the three months ended March 31, 1999.

                           ACCENT COLOR SCIENCES, INC.

This increase though not significant, was due to higher costs for accounting, legal and consulting services used by the Company but was offset by a reduction in payroll related costs.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE. Interest expense was $97,000 for the three months ended March 31, 2000 as compared to $98,000 for the three months ended March 31, 1999. Interest income was $25,000 for the three months ended March 31, 2000 as compared to $5,000 for the three months ended March 31, 1999. This increase of 400% in interest income was attributed to a greater amount of cash available for investment in the first quarter of 2000 due to the Series C offering completed in December 1999.

                           ACCENT COLOR SCIENCES, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Company's need for funding is stabilizing at its current levels as the Company directs its energy toward production. To date, the Company has financed its operations through customer payments, borrowings and the sale of equity securities.

Operating activities consumed $1,390,000 in cash during the first quarter of 2000 as compared to $79,000 provided by operations during in the first quarter of 1999. This increase in cash utilized was primarily attributed to an increase in inventory and accounts receivable and a decrease in accounts payable and deferred revenue.

Capital expenditures were $5,300 for the first quarter of 2000 as compared to $191,000 for the first quarter of 1999. Capital expenditures during the first quarter of 2000 were kept to a minimum as the Company focused on production. The Company has no significant capital expenditure commitments at March 31, 2000.

As of March 31, 2000, the Company's primary source of liquidity was cash and cash equivalents totaling $1,141,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 2000 will be to fund operating losses, marketing and sales efforts, commercial production of the enhanced Truecolor System, and the further development and enhancement of the Company's products and the payment of maturing debt. The Company's currently planned research and development activities are focused on value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

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

YEAR 2000

The year 2000 (Y2K) issue developed as a result of certain hardware, operating systems software and software application programs being originally developed using two digits rather than four digits to define a year. The Company began assessing Y2K issues in 1996 and developed a process to manage the Y2K potential problems. As a result of this process all of the Company's Information Technology systems were updated and tested and are Y2K compliant. The Company also tested and confirmed that all phases of its products were Y2K compliant. As of March 31, 2000, all systems and products continue to operate normally and the Company believes that the most critical stages of Y2K have past.

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

                           ACCENT COLOR SCIENCES, INC.


FORWARD-LOOKING STATEMENTS

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan; (iii) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements;
(iv) the dependence of the Company on third party suppliers for certain key technology elements; (v) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; and (vi) the potential fluctuations in the Company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report for 1999 on Form 10-K as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 Exhibit 27 - Financial data schedule

(b)      Reports filed on Form 8-K

There were no reports on form 8-K filed during the quarter ended March 31, 2000.

                           ACCENT COLOR SCIENCES, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCENT COLOR SCIENCES, INC.


Dated        May 15, 2000             By:  /s/ Charles E. Buchheit
      ---------------------                -------------------------------------
                                           Charles E. Buchheit
                                           President and Chief Executive Officer

                                      By:  /s/ Ronald C. Derby
                                           -------------------------------------
                                           Ronald C. Derby
                                           Chief Financial Officer