Form 10-Q
period 2000-06-30
ACCENT COLOR SCIENCES INC
filed 2000-08-14
CIK 921898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______


                         COMMISSION FILE NUMBER 0-29048

                           ACCENT COLOR SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

    CONNECTICUT                                    06-1380314
    -----------                                    ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)

           800 CONNECTICUT BOULEVARD, EAST HARTFORD, CONNECTICUT 06108
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (860) 610-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

       The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 24,258,252.

                           ACCENT COLOR SCIENCES, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.................................       3

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................      10


PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings....................................      14

Item 2.       Changes in Securities and Use of Proceeds............      14

Item 3.       Defaults Upon Senior Securities......................      14

Item 4.       Submission of Matters to a Vote of Security Holders..      14

Item 5.       Other Information....................................      14

Item 6.       Exhibits and Reports on Form 8-K.....................      14



Signatures    .....................................................      15

                           ACCENT COLOR SCIENCES, INC.

                            CONDENSED BALANCE SHEETS



                                                                      June 30,            December 31,
                                                                       2000                 1999
                                                                       ----                 ----
                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $         341,925      $     2,573,764
     Accounts receivable                                                   1,002,370               64,544
     Inventories (Note 3)                                                  2,357,607            1,863,850
     Prepaid expenses and other assets                                       156,710              111,262
                                                                   -----------------      ---------------

          Total current assets                                             3,858,612            4,613,420

Fixed assets, net                                                            950,069            1,156,189
Other assets, net                                                             77,987               78,446
                                                                   -----------------      ---------------

          Total assets                                             $       4,886,668       $    5,848,055
                                                                   ================       ===============

LIABILITIES,  MANDATORILY  REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Obligations under capital leases                              $          31,391    $          23,116
     Short-term debt, net of discount (Note 6)                             2,433,898            2,367,797
     Accounts payable                                                      1,477,301              516,429
     Accrued expenses                                                        779,476              758,139
     Customer advances and deposits                                          810,000              755,000
     Deferred revenue                                                        334,000              874,000
                                                                   -----------------      ---------------

          Total current liabilities                                        5,866,066            5,294,481
                                                                   -----------------      ---------------

Obligations under capital leases                                               7,643                    -
Other long-term liabilities                                                  415,509              390,708
                                                                   -----------------      ---------------

          Total non-current liabilities                                      423,152              390,708
                                                                   -----------------      ---------------

          Total  liabilities                                               6,289,218            5,685,189
                                                                   -----------------      ---------------

Mandatorily redeemable convertible preferred stock (Note 5)                3,699,649            4,313,367
                                                                   -----------------      ---------------

Shareholders' equity (deficit):
     Common stock, no par value, 50,000,000 shares authorized,
         23,198,252 and 21,072,578 shares issued and outstanding          49,778,298           49,147,942
     Accumulated deficit                                                 (54,880,497)         (53,298,443)
                                                                   -----------------      ---------------

          Total shareholders' equity (deficit)                            (5,102,199)          (4,150,501)
                                                                   -----------------      ---------------

        Total liabilities, mandatorily redeemable convertible
        preferred stock and  shareholders' equity (deficit)        $       4,886,668      $     5,848,055
                                                                   =================      ===============

                    The accompanying notes are an integral part of these financial statements.

                                            ACCENT COLOR SCIENCES, INC.

                                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three months ended June 30,             Six months ended June 30,
                                                           2000              1999               2000                1999
                                                           ----              ----               ----                ----

Revenue (Note 2)                                     $    4,042,813      $   2,604,408    $  5,188,839        $    4,853,905
Costs and expenses:
    Costs of production                                   2,543,365          2,361,626        3,796,963            4,505,932
    Research and development                                604,391            661,741        1,286,720            1,613,571
    Marketing, general and administrative                   790,676            670,080        1,525,350            1,393,321
                                                     --------------      -------------    -------------       --------------

                                                          3,938,432          3,693,447        6,609,033            7,512,824
                                                     --------------      -------------    -------------       --------------


Other (income) expense:
     Interest expense                                        97,435             96,969          194,634              194,783
     Interest income                                         (7,313)                            (32,774)              (7,858)
                                                     ---------------    --------------    =------------       --------------
                                                                                (2,595)

                                                             90,122             94,374          161,860              186,925
                                                     --------------     --------------    -------------       --------------

Income (loss) before accretion to redemption value
  on mandatorily redeemable convertible preferred
  stock                                                      14,259         (1,183,413)      (1,582,054)          (2,845,844)
                                                     --------------      --------------   -------------       --------------

Accretion to redemption value on mandatorily
   redeemable convertible preferred stock                         -         (1,176,154)              -            (1,176,154)
                                                     --------------      --------------   -------------       --------------


Net income (loss)                                    $       14,259      $  (2,359,567)   $  (1,582,054)      $   (4,021,998)
                                                     ==============      =============    =============       ==============


Basic earnings per share (Note 7):                   $         0.00      $        (.15)   $        (.07)      $        (.28)
                                                     ==============      =============    =============       ==============

Diluted earnings per share (Note 7):                 $         0.00      $        (.15)   $        (.07)      $        (.28)
                                                     ==============      =============    =============       ==============

                    The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six months ended June 30,
                                                                  2000                       1999
                                                                  ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before accretion to redemption value on
     mandatorily   redeemable   convertible  preferred    $     (1,582,054)          $     (2,845,844)
stock

  Adjustments  to reconcile  net loss to net cash used
    in operating activities:
      Depreciation and amortization                                355,772                    584,839
     Expense  related to stock,  warrants  and options
       granted                                                      29,645                          -
      Loss on disposal of fixed assets                                   -                     90,893

  Changes in assets and liabilities:
      Accounts receivable                                         (937,826)                   372,872
      Inventories                                                 (493,757)                   301,370
      Prepaid expenses and other assets                            (45,448)                    64,926
      Accounts payable and accrued expenses                        982,209                    655,199
      Customer advances and deposits                                55,000                    355,000
      Deferred revenue                                            (540,000)                   119,000
      Other long-term liabilities                                        -                    (66,937)
                                                          ----------------           ----------------

      Net cash used in operating activities                     (2,176,459)                  (368,682)
                                                          ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of fixed assets                                     -                     48,163
  Purchases of fixed assets                                        (37,149)                  (270,941)
                                                          ----------------           ----------------

       Net cash used in investing activities                       (37,149)                  (222,778)
                                                          ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of capital lease obligations                             (30,025)                   (35,087)
  Proceeds from exercise of options                                 85,281                          -
  Deferred offering costs                                                -                     15,000
  Issuance costs related to preferred stock                        (73,487)                         -
                                                          -----------------          ----------------
       Net cash used in financing activities                       (18,231)                   (20,087)
                                                          -----------------          ----------------
       Net decrease in cash and cash equivalents                (2,231,839)                  (611,547)
         Cash and cash  equivalents  at  beginning  of           2,573,764                  1,048,425
         period                                           -----------------          ----------------


         Cash and cash equivalents at end of period       $        341,925           $        436,878
                                                          ================           ================


                    The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

        CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                  Common Stock                       Accumulated
                                                     SHARES          AMOUNT           DEFICIT            TOTAL
                                                     ------          ------           -------            -----

DECEMBER 31, 1998                                   12,841,881     $46,307,927      $(47,614,964)      $(1,307,037)

 Conversion of mandatorily
   redeemable convertible preferred stock            5,420,697       1,631,151                 -         1,631,151
 Common stock issued to service provider                60,000          15,000                 -            15,000
 Proceeds from sale of common stock                  1,375,000         502,719                 -           502,719
 Conversion of note                                  1,375,000         493,088                 -           493,088
 Warrants issued with debt                                   -          80,000                 -            80,000
 Accretion to carrying value for preferred
    stock                                                    -          47,671                 -            47,671
Warrants issued and  repriced                                           70,386                              70,386
Net loss

                                                             -               -        (5,683,479)       (5,683,479)
                                                             -               -      ------------       -----------

DECEMBER 31, 1999                                   21,072,578      49,147,942       (53,298,443)       (4,150,501)
                                                    ----------     -----------      ------------       -----------
Conversion of mandatorily
   redeemable convertible preferred stock            1,725,817         540,231                 -           540,231
Common stock issued to service provider                 10,000           4,844                 -             4,844
Exercise of  stock options                             389,857          85,281                 -            85,281
Net loss

                                                             -               -        (1,582,054)       (1,582,054)
                                                             -               -      ------------       -----------
JUNE 30, 2000 (UNAUDITED)                           23,198,252     $49,778,298      $(54,880,497)      $(5,102,199)
                                                    ==========     ===========      ============       ===========

                    The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       INTERIM CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The December 31, 1999 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. The Company has adequate information and experiences to estimate potential returns, allowances and warranty costs. The Company has deferred revenue on certain machines to its second OEM customer until this customer notifies the Company the machines have been accepted. As of June 30, 2000 and December 31, 1999, the Company had deferred revenue of $334,000 and $874,000 related to Truecolor Systems previously shipped.

EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares equivalents using the Treasury Stock Method and the average market price for the period. Common stock equivalents include convertible preferred stock, stock warrants and stock options.

3.   INVENTORIES

Inventories consist of the following:
                                               June 30,           Dec. 31,
                                                2000                1999
                                                ----                ----
                                              (unaudited)
    Raw materials and components            $  1,868,303       $  692,397
    Work-in-process                              223,179          268,206
    Finished goods                               266,125          903,247
                                            ------------       ----------
                                            $  2,357,607       $1,863,850
                                         ===============    =============

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

On the same day, the Company also sold a Series A Convertible Subordinated Note with a face value of $550,000 to Orbis Pension Fund Trustees, with an interest rate of 7% per year. In conjunction with the sale of the Note, the Company issued 275,000 warrants to purchase common stock. It also issued a warrant to purchase 275,000 shares common stock contingent upon the Noteholder converting its notes to common stock. The warrants were issued at an exercise price of the lower of $0.50 per share of common stock or the per share common stock equivalent price in the Company's next equity offering in which the Company receives net proceeds of at least $1,100,000. The conversion price of the Series A Convertible Subordinated Note was $0.50 per share of common stock, provided that both this conversion price and the shares simultaneously sold were subject to adjustment should the Company's next equity financing resulting in net proceeds to the Company of at least $1,100,000 be at a common share equivalent price of less than $0.50 per share. Therefore, the financing completed by the Company on December 7, 1999 resulted in adjustments with respect to the September 7, 1999 financing consisting of the issuance of an additional 275,000 shares to the PMG Eagle Fund without further consideration thereby adjusting the overall costs of shares acquired by the PMG Eagle Fund to $0.40 per share, and the adjustment of the conversion price under the Series A Convertible Subordinated Note sold to Orbis Pension Fund Trustees and the exercise price under the warrants issued to both purchasers to $0.40 per common share with corresponding adjustments in the number of shares into which such Note could be converted and for which such warrants could be exercised. Simultaneous with the closing of the Company's offering of Series C convertible preferred stock, Orbis Pension Fund Trustees converted the Series A Convertible Subordinated Note into 1,375,000 shares of the Company's common stock.

5.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Mandatorily redeemable convertible preferred stock consists of Series B Convertible Preferred Stock ("Series B Stock" and Series C Convertible Preferred Stock (`Series C Stock")

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Stock. The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance were $2,894,822.Additional issuance costs of $73,487 were incurred in the year 2000. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share.

Series C Stock holders are entitled to receive cumulative dividends at a rate of 8% per year of the initial purchase price of $100 per share but only upon the occurrence of a Liquidation Event, provided that any such dividend is coupled with an equivalent ratable dividend to the holders of the Series B Stock. A "Liquidation Event" is defined to include a merger (except a merger in which Accent Color is the surviving entity), consolidation, dissolution, winding up or sale of substantially all of the assets of the company, unless the holders of at least 75% of the Series B and Series C Stocks determine that any such event is not a Liquidation Event.

As of June 30, 2000, there were 2,805,831 shares of common stock reserved for issuance pursuant to the conversion of the outstanding 1,008 shares of Series B Stock.

As of June 30, 2000, there were 8,397,250 shares of common stock reserved for issuance pursuant to the conversion of the outstanding 33,589 shares of Series C Stock.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



A reconciliation of mandatorily redeemable convertible preferred stock outstanding is as follows:

                                               SERIES B STOCK               SERIES C STOCK                   TOTAL
                                               --------------               --------------                   -----

                                           SHARES        AMOUNT         SHARES          AMOUNT
                                           ------        ------         ------          ------

      December 31, 1999                        1,628      $1,418,545        33,589        $2,894,822         $4,313,367

      Series B Stock conversions                (620)       (540,231)            -                 -           (540,231)

                                                   -                -            -           (73,487)           (73,487)
                                           ---------      ----------    ----------        ----------         ----------
      Issuance costs for Series C Stock

      June 30, 2000 (unaudited)                1,008      $  878,314        33,589        $2,821,335         $3,699,649
                                           =========      ===========   ==========        ==========         ==========

6.   MODIFICATION OF DEBT TERMS

On August 2, 1999, the Company and IBM Corporation entered into an agreement to defer the interest payments owed by ACS to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998. This modification provides that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. Beginning with the interest payment due on January 1, 2000, the Company, however, is to make interest payments on the first day of each quarter during 2000 as required by the original Loan Agreement. Interest payments have been made for the first two quarters of 2000.

7. EARNINGS (LOSS) PER SHARE

A reconciliation of the basic and diluted earnings per common share using the Treasury Stock Method and the average market price for the period follows:

                                               Three Months Ended June 30,        Six Months Ended June 30,

                                                   2000             1999             2000            1999
                                                   ----             ----             ----            ----

                                                                         (UNAUDITED)
NUMERATOR  FOR BASIC AND  DILUTED  EARNINGS
PER SHARE:

   Net income (loss)                             $14,259        $(2,359,567)     $(1,582,054)    $(4,021,998)
                                                 =======        ============     ============    ============

DENOMINATOR FOR BASIC AND DILUTED  EARNINGS
PER COMMON SHARE:

Denominator for basic earnings per common share - weighted average number of shares outstanding

                                              22,581,348       15,264,934      22,198,902        14,516,187

Dilutive effect of common stock options        1,165,715                -               -                 -

Dilutive effect of warrants                      525,105                -               -                 -

Dilutive  effect of  convertible  preferred
stock                                         11,203,081                -               -                 -
                                              ----------       ----------      ----------        ----------

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents

                                              35,475,249       15,264,934      22,198,902        14,516,187
                                              ==========       ==========      ==========        ==========

Basic earnings (loss) per common share        $     0.00       $    (0.15)     $    (0.07)       $   (0.28)
                                              ==========       ==========      ==========        ==========
Diluted earnings (loss) per common share      $     0.00       $    (0.15)     $    (0.07)       $    (0.28)
                                              ==========       ==========      ==========        ==========


                           ACCENT COLOR SCIENCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999.

TOTAL NET SALES. Revenue is generally recognized upon the shipment of the Company's product. Total net sales were $4,043,000 for the quarter ended June 30, 2000 compared to $2,604,000 for the quarter ended June 30, 1999. Printer sales were 71% of total net sales for the quarter ended June 30, 2000 while sales of consumables and spare parts represented 29% of total net sales. The Company had deferred revenue on shipments of its re-engineered Beta units. This quarter, the Company recognized revenue on 2 Beta units that had been classified as deferred revenue. As of June 30, 2000 and 1999, the Company had deferred revenue of $334,000 and $714,000, respectively, related to Truecolor Systems shipped.

BACKLOG. At June 30, 2000, the Company had orders and contractual commitments in excess of $8.4 million for the remainder of 2000 from its OEM customers.

PRINTERS. Printer sales were $2,858,500 for the three months ended June 30, 2000 as compared to $2,187,000 for the three months ended June 30, 1999. This increase of 31% was due to revenue recognition on a greater number of printers in the three months ended June 30, 2000 as compared to the same period in 1999. The Company continued to focus its energies on the build up of production for deliveries, which started in the second quarter of 2000.

CONSUMABLES AND SPARE PARTS SALES. Consumables and spare parts sales were $1,172,000 for the three months ended June 30, 2000 compared to $417,000 for the three months ended June 30, 1999. This increase of 181% was due to our OEM customers ordering spare parts for their inventories to service the printers that have been installed.

COSTS OF PRODUCTION. Costs of production were $2,543,000 for the three months ended June 30, 2000 as compared to $2,362,000 for the three months ended June 30, 1999. This increase of 8% was relatively minor compared to the revenue increase of 55% for the same period. This was attributed to the much higher margin inherent in the new VE printers.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $604,000 for the three months ended June 30, 2000, a decrease of 9% as compared to $662,000 for the three months ended June 30, 1999. The Company has continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily due to the reduction in space costs and the lower depreciation costs of the facilities and equipment.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $791,000 for the three months ended June 30, 2000 as compared to $670,000 for the three months ended June 30, 1999. This increase of 18% was due to higher costs for travel related to trade show support, printing costs for the annual report, an increase in administrative staff support and because one of our OEM customers was no longer offsetting our marketing costs.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE. Interest expense was $97,000 for the three months ended June 30, 2000 and the three months ended June 30, 1999. Interest income was $7,000 for the three months ended June 30, 2000 as compared to $3,000 for the three months ended June 30, 1999. This increase of 182% in interest income was attributed to a greater amount of cash available for investment in the second quarter of 2000.

                          ACCENT COLOR SCIENCES, INC.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

TOTAL NET SALES. Total net sales were $5,189,000 for the six months ended June 30, 2000 compared to $4,854,000 for the six months ended June 30, 1999. Printer sales represented 69% of total net sales for the six months ended June 30, 2000 while sales of consumables and spare parts represented 31%.

PRINTERS. Printer sales were $3,573,000 for the six months ended June 30, 2000 compared to $3,996,000 for the six months ended June 30, 1999. This decrease of 11% was due to revenue recognition on a fewer number of printers for the six months ended June 30, 2000 as compared to the same period in 1999. Sales for the first six months of 2000 reflected the shipment of 21 new systems, 1 system upgrade and 6 systems that had previously been classified as deferred revenue. During the six months ended June 30, 1999 there were shipments of 30 new systems and 3 system upgrades.

CONSUMABLES AND SPARE PARTS SALES. Consumables and spare parts sales were $1,594,000 for the six months ended June 30, 2000 compared to $858,000 for the six months ended June 30, 1999. This increase of 86% was due in part to a larger printer installed base in the first half of 2000 as compared to the first half of 1999 resulting in the consumption of more ink and spare parts. A major part of the increase was due to our customers' buildup of their inventories of spare parts and ink to support the VE model printer.

COSTS OF PRODUCTION. Costs of production were $3,797,000 in the first six months ended June 30, 2000 compared to $4,506,000 for the six months ended June 30, 1999. This decrease of 16%was attributed to the reduction of unit costs in the newer VE machines.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $ 1,287,000 for the six months ended June 30, 2000 compared to $1,614,000 for the six months ended June 30, 1999 as the Company continued to direct its efforts toward production and market development with less significant emphasis on research and development. The decrease in research and development was primarily attributed to the following: (i) a reduction in payroll and related costs due to the reduction in personnel, (ii) a reduction in outside development activities primarily at Spectra and (iii) a reduction of space and depreciation expenses.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $1,525,000 for the six months ended June 30, 2000 as compared to $1,393,000 for the six months ended June 30, 1999. This increase of 9% was primarily due to higher costs for travel related to trade show support, printing costs for the annual report, an increase in administrative staff support and because one of our OEM customers was no longer offsetting our marketing costs.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE. Interest expense was $195,000 for the six months ended June 30, 2000 and the six months ended June 30, 1999. Interest income was $33,000 for the six months ended June 30, 2000 as compared to $8,000 for the six months ended June 30, 1999. This increase in interest income was attributed to a greater amount of cash available for investment in the first six months of 2000 due to the Series C offering completed in December 1999.

                          ACCENT COLOR SCIENCES, INC.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

The Company's need for funding is anticipated to improve as increased sales and control of expenses are expected to improve cash flow allowing the Company to direct its energy toward production. To date, the Company has financed its operations through customer payments, borrowings and the sale of equity securities.

Operating activities consumed $2,176,000 in cash during the first half of 2000 compared to $369,000 in the first half of 1999. This increase in cash utilized was primarily attributed to an increase in accounts receivable and inventory due to the build schedule in place for the latter portion of the year.

Capital expenditures were $37,000 for the six months ended June 30, 2000 compared to $271,000 for the six months ended June 30, 1999. Capital expenditures during the first half of 2000 primarily reflected acquisitions of equipment to support the Company's production of VE machines. The Company has no significant capital expenditure commitments at June 30, 2000.

As of June 30, 2000, the Company's primary source of liquidity was cash and cash equivalents totaling $342,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 2000 will be to fund operating losses, working capital, commercial production of the enhanced Truecolor System, marketing and sales activities, the further development and enhancement of the Company's products and the payment of maturing debt. The Company's currently planned research and development activities are focused on industrial printing, a new target market for the company, value engineering to improve system profit margin and developing higher resolution ink jet printing and other enhancements to the Truecolor Systems.

Based on its current operating plan, the Company anticipates that additional financing may be required to finance its operations, maturing debt obligations and capital expenditures. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, product costs, working capital requirements, maturing debt obligations, and requirements of engineering, customers and technical support. The inability to obtain additional financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations.

YEAR 2000
-------------------------------------------------------------------------------

The year 2000 (Y2K) issue developed as a result of certain hardware, operating systems software and software application programs being originally developed using two digits rather than four digits to define a year. The Company began assessing Y2K issues in 1996 and developed a process to manage the Y2K potential problems. As a result of this process all of the Company's Information Technology systems were updated and tested and are Y2K compliant. The Company also tested and confirmed that all phases of its products were Y2K compliant. As of June 30, 2000, all systems and products continue to operate normally and the Company believes that the most critical stages of Y2K have past.

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

                          ACCENT COLOR SCIENCES, INC.


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the level of customer acceptance of the Company's products; (ii) the ability of the Company to raise capital sufficient to support its business plan; (iii) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements;
(iv) the dependence of the Company on third party suppliers for certain key technology elements; (v) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; and (vi) the potential fluctuations in the Company's quarterly results of operations. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report for 1999 on Form 10-K as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

On May 22, 2000, the Company held its annual meeting of shareholders. At the meeting, Charles E. Buchheit and Robert H. Steele were reelected to continue their service as class 1 directors of the Company and Richard A. Hansen was reelected to continue service as a class 2 director of the Company. The votes cast for each director were as follows: 22,389,167 for the reelection of Mr. Buchheit with 13,512 votes withheld; 22,389,417 for the reelection of Mr. Steele with 13,262 votes withheld; and 22,389,167 for the reelection of Mr. Hansen with 13,512 votes withheld. In addition, 22,291,704 votes were cast approving the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants with 4,975 votes cast against and 26,000 votes abstaining.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 27 - Financial data schedule

(b)      Reports filed on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACCENT COLOR SCIENCES, INC.


Dated     AUGUST 11, 2000                       By: /S/ RICHARD J. COBURN
         -------------------                        ---------------------------
                                                    Richard J. Coburn
                                                    Chairman

                                                By: /S/ RONALD C. DERBY
                                                    ---------------------------
                                                    Ronald C. Derby
                                                    Chief Financial Officer
                                                    (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)