Form 10-Q
period 2000-09-30
ACCENT COLOR SCIENCES INC
filed 2000-11-14
CIK 921898

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                              -------------------

                         COMMISSION FILE NUMBER 0-29048
                                                -------

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

     The number of shares outstanding of the registrant's common stock as of
                        October 31, 2000 was 27,10,181.

================================================================================

                          ACCENT COLOR SCIENCES, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements........................................      3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...........................................     16

Item 2.     Changes in Securities and Use of Proceeds...................     16

Item 3.     Defaults Upon Senior Securities.............................     16

Item 4.     Submission of Matters to a Vote of Security Holders.........     16

Item 5.     Other Information...........................................     16

Item 6.     Exhibits and Reports on Form 8-K............................     16



Signatures  ............................................................     17

                           ACCENT COLOR SCIENCES, INC.

                            CONDENSED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                           2000             1999
                                                                           ----             ----
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    482,369      $  2,573,764
  Accounts receivable                                                      853,543            64,544
  Inventories (Note 3)                                                   2,586,049         1,863,850
  Prepaid expenses and other assets                                        132,577           111,262
                                                                      ------------      ------------

     Total current assets                                                4,054,538         4,613,420

Fixed assets, net                                                          739,197         1,156,189
Other assets, net                                                           77,590            78,446
                                                                      ------------      ------------

     Total assets                                                     $  4,871,325      $  5,848,055
                                                                      ============      ============

LIABILITIES,  MANDATORILY  REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Obligations under capital leases                                    $     23,528      $     23,116
  Short-term debt, net of discount (Note 5)                              2,466,949         2,367,797
  Accounts payable                                                       1,271,743           516,429
  Accrued expenses                                                       1,051,819           758,139
  Customer advances and deposits                                           570,000           755,000
  Deferred revenue                                                         334,000           874,000
                                                                      ------------      ------------

     Total current liabilities                                           5,718,039         5,294,481
                                                                      ------------      ------------

Obligations under capital leases                                             6,635                --
Other long-term liabilities                                                144,434           390,708
                                                                      ------------      ------------

     Total non-current liabilities                                         151,069           390,708
                                                                      ------------      ------------

     Total  liabilities                                                  5,869,108         5,685,189
                                                                      ------------      ------------

Mandatorily redeemable convertible preferred stock (Note 6)              2,599,171         4,313,367
                                                                      ------------      ------------

Shareholders' equity (deficit):
   Common stock, no par value, 50,000,000 shares authorized,
     26,501,181 and 21,072,578 shares issued and outstanding            51,144,655        49,147,942
   Accumulated deficit                                                 (54,741,609)      (53,298,443)
                                                                      ------------      ------------

     Total shareholders' equity (deficit)                               (3,596,954)       (4,150,501)
                                                                      ------------      ------------

     Total liabilities, mandatorily redeemable convertible
     preferred stock and shareholders' equity (deficit)               $  4,871,325      $  5,848,055
                                                                      ============      ============


   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three months ended September 30,       Nine months ended September 30,
                                                                   2000              1999               2000                1999
                                                                   ----              ----               ----                ----
Revenue (Note 2)                                               $ 4,377,615       $  1,475,004       $  9,566,454       $  6,328,909
Costs and expenses:
  Costs of production                                            2,790,118          1,318,789          6,587,081          5,824,721
  Research and development                                         566,242            538,612          1,852,963          2,152,184
  Marketing, general and administrative                            791,012            631,321          2,316,431          2,024,641
                                                               -----------       ------------       ------------       ------------
                                                                 4,147,372          2,488,722         10,756,475         10,001,546
                                                               -----------       ------------       ------------       ------------
Other (income) expense:
  Interest expense                                                  98,070            118,040            292,704            312,823
  Interest income                                                   (6,785)            (3,748)           (39,559)           (11,606)
                                                               -----------       ------------       ------------       ------------
                                                                    91,285            114,292            253,145            301,217
                                                               -----------       ------------       ------------       ------------
Income (loss) before accretion to redemption value
  on mandatorily redeemable convertible preferred
  stock                                                            138,958         (1,128,010)        (1,443,166)        (3,973,854)
                                                               -----------       ------------       ------------       ------------
Accretion to redemption value on mandatorily
  redeemable convertible preferred stock                                --            396,009                 --           (780,145)
                                                               -----------       ------------       ------------       ------------
Net income (loss)                                              $   138,958       $   (732,001)      $ (1,443,166)      $ (4,753,999)
                                                               ===========       ============       ============       ============

Basic earnings (loss) per share (Note 7):                      $      0.01       $       (.04)      $       (.06)      $       (.30)
                                                               ===========       ============       ============       ============

Diluted earnings (loss) per share (Note 7):                    $      0.00       $       (.04)      $       (.06)      $       (.30)
                                                               ===========       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine months ended September 30,
                                                             2000                 1999
                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before accretion to redemption value on
   mandatorily redeemable convertible preferred stock      $(1,443,166)     $(3,973,854)
  Adjustments  to reconcile  net loss to net cash used
   in operating activities:
     Depreciation and amortization                             506,240          825,858
     Expense related to stock, warrants and options
      granted                                                   29,645               --
     Loss on disposal of fixed assets                               --           91,313

  Changes in assets and liabilities:
     Accounts receivable                                      (788,999)       1,039,682
     Inventories                                              (722,199)         278,396
     Prepaid expenses and other assets                         (21,315)          (1,428)
     Accounts payable and accrued expenses                   1,048,994          209,808
     Customer advances and deposits                           (185,000)         920,000
     Deferred revenue                                         (540,000)         279,000
     Other long-term liabilities                                    --          (91,644)
                                                           -----------      -----------
     Net cash  used in operating activities                 (2,115,800)        (422,869)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                            93,852           49,195
  Purchases of fixed assets                                    (37,149)        (234,267)
                                                           -----------      -----------
    Net cash provided by (used in) investing
     activities                                                 56,703         (185,072)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of capital lease obligations                         (38,896)         (51,214)
  Proceeds from issuance of debt                                    --          470,000
  Proceeds from issuance of warrants                                --           80,000
  Net proceeds from issuance of common stock                        --          502,719
  Proceeds from exercise of options                             95,562               --
  Common stock issued to service provider                           --           15,000
  Issuance costs related to preferred stock                    (88,964)              --
                                                           -----------      -----------
    Net cash provided by (used in) financing
      activities                                               (32,298)       1,016,505
                                                           -----------      -----------
    Net decrease in cash and cash equivalents               (2,091,395)         408,564
      Cash and cash  equivalents at beginning of
       period                                                2,573,764        1,048,425
                                                           -----------      -----------
      Cash and cash equivalents at end of period           $   482,369      $ 1,456,989
                                                           ===========      ===========


   The accompanying notes are an integral part of these financial statements.


                           ACCENT COLOR SCIENCES, INC.

        CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                           Common Stock                            Accumulated
                                                              Shares             Amount               Deficit              Total
                                                              ------             ------               -------              -----
DECEMBER 31, 1998                                           12,841,881        $ 46,307,927         $(47,614,964)        $(1,307,037)

Conversion of mandatorily
 redeemable convertible preferred stock                      5,420,697           1,631,151                   --           1,631,151
Common stock issued to service provider                         60,000              15,000                   --              15,000
Proceeds from sale of common stock                           1,375,000             502,719                   --             502,719
Conversion of note                                           1,375,000             493,088                   --             493,088
Warrants issued with debt                                           --              80,000                   --              80,000
Accretion to carrying value for preferred
 stock                                                              --              47,671                   --              47,671
Warrants issued and  repriced                                                       70,386                                   70,386
Net loss                                                            --                  --           (5,683,479)         (5,683,479)
                                                            ----------        ------------         ------------         -----------

DECEMBER 31, 1999                                           21,072,578          49,147,942          (53,298,443)         (4,150,501)
                                                            ----------        ------------         ------------         -----------
Conversion of mandatorily
 redeemable convertible preferred stock                      4,981,746           1,625,232                   --           1,625,232
Common stock issued to service provider                         10,000               4,844                   --               4,844
Exercise of  stock options                                     436,857              95,562                   --              95,562
Adjustment due to expiration of options                             --             271,075                   --             271,075
Net loss                                                            --                  --           (1,443,166)         (1,443,166)
                                                            ----------        ------------         ------------         -----------
SEPTEMBER 30, 2000 (UNAUDITED)                              26,501,181        $ 51,144,655         $(54,741,609)        $(3,596,954)
                                                            ==========        ============         ============         ===========


   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   INTERIM CONDENSED FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The December 31, 1999 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     REVENUE RECOGNITION

     Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. The Company has adequate information and experiences to estimate potential returns, allowances and warranty costs. The Company has deferred revenue on certain machines to its second OEM customer until this customer notifies the Company the machines have been accepted. As of September 30, 2000 and December 31, 1999, the Company had deferred revenue of $334,000 and $874,000 respectively, related to Truecolor Systems previously shipped.

     EARNINGS PER SHARE

     Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period.

     Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common share equivalents using the Treasury Stock method and the average market price for the period. Common stock equivalents include convertible preferred stock, stock warrants and stock options.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.   INVENTORIES

     Inventories consist of the following:

                                              September 30,       December 31,
                                                  2000               1999
                                                  ----               ----
                                               (unaudited)
     Raw materials and components               $2,032,186       $  692,397
     Work-in-process                               294,145          268,206
     Finished goods                                259,718          903,247
                                                ----------       ----------
                                                $2,586,049       $1,863,850
                                                ==========       ==========

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

5.   MODIFICATION OF DEBT TERMS

On August 2, 1999, the Company and IBM Corporation entered into an agreement to defer the interest payments owed by the Company to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998. This modification provides that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. However, beginning with the interest payment due on January 1, 2000, the Company was to make interest payments on the first day of each quarter during 2000 as required by the original Loan Agreement. Interest payments have been made for the four quarters of 2000. The original Loan Agreement as amended states the loan of $2,500,000 plus accrued interest of approximately $250,000 is due in full as of December 31, 2000 and is secured by the assets and intellectual property of the Company.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.   MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Mandatorily redeemable convertible preferred stock consists of Series B Convertible Preferred Stock ("Series B Stock" and Series C Convertible Preferred Stock ("Series C Stock").

As of September 30, 2000, there were 2,666,653 shares of common stock reserved for issuance pursuant to the conversion of the outstanding 958 shares of Series B Stock.

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Stock. The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance were $2,894,822. Additional issuance costs of $88,966 were incurred in the year 2000. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. As of September 30, 2000, 12,467 shares of Series C Stock have been converted to 3,116,750 shares of common stock. As of September 30, 2000, the Company has reserved 5,280,500 shares of common stock for issuance pursuant to the conversion of the remaining 21,122 shares of Series C Stock that are outstanding.

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

A reconciliation of mandatorily redeemable convertible preferred stock outstanding is as follows:

                                               Series B Stock               Series C Stock                Total
                                               --------------               --------------                -----
                                             Shares         Amount         Shares        Amount
                                             ------         ------         ------        ------

     December 31, 1999                       1,628      $ 1,418,545       33,589      $ 2,894,822      $ 4,313,367

     Series B Stock conversions               (670)        (583,799)          --               --         (583,799)

     Series C Stock conversions                 --               --      (12,467)       (1,041,433)      (1,041,433)

     Issuance costs for Series C Stock          --               --           --          (88,964)         (88,964)
                                           -------      -----------      -------      -----------      -----------
     September 30, 2000 (unaudited)            958      $   834,746       21,122      $ 1,764,425      $ 2,599,171
                                           =======      ===========      =======      ===========      ===========



                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


7.   EARNINGS (LOSS) PER SHARE

A reconciliation of the basic and diluted earnings per common share using the Treasury Stock method and the average market price for the period follows:

                                                      Three Months Ended                 Nine Months Ended,
                                                         September 30,                     September 30,
                                                   2000              1999             2000               1999
                                                -----------     -------------     -------------     -------------
                                                                         (unaudited)
                                                                         -----------

NUMERATOR  FOR BASIC AND  DILUTED  EARNINGS
PER SHARE:
   Net income (loss)                            $   138,958     $   (732,001)     $ (1,443,166)     $ (4,753,999)
                                                ===========     ============      ============      ============

DENOMINATOR FOR BASIC AND DILUTED  EARNINGS
PER COMMON SHARE:


Denominator for basic earnings per
common share - weighted  average  number of
shares outstanding                               25,107,417       18,021,641        24,447,695        15,688,027

Dilutive effect of common stock options             889,656               --                --                --

Dilutive effect of warrants                         385,601               --                --                --

Dilutive  effect of  convertible  preferred
stock                                             9,295,699               --                --                --
                                                -----------     ------------      ------------      ------------
Denominator for diluted earnings per
common share - weighted average number of
shares outstanding and common stock
equivalents                                      35,678,373       18,021,641        24,447,695        15,688,027
                                                ===========     ============      ============      ============
Basic earnings (loss) per common share          $      0.01     $      (0.04)     $      (0.06)     $      (0.30)
                                                ===========     ============      ============      ============
Diluted earnings (loss) per common share        $      0.00     $      (0.04)     $      (0.06)     $      (0.30)
                                                ===========     ============      ============      ============



                           ACCENT COLOR SCIENCES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999.

TOTAL NET SALES. Revenue is generally recognized upon the shipment of the Company's product. Total net sales were $4,378,000 for the quarter ended September 30, 2000 compared to $1,475,000 for the quarter ended September 30, 1999. Printer sales were 73% of total net sales for the quarter ended September 30, 2000 while sales of consumables and spare parts represented 23% of total net sales. The Company had deferred revenue on shipments of its re-engineered Beta units. This quarter, the Company did not recognize revenue on the remaining Beta units that had been classified as deferred revenue. As of September 30, 2000 and December 31, 1999, the Company had deferred revenue of $334,000 and $874,000, respectively, related to Truecolor Systems shipped.

BACKLOG. At September 30, 2000, the Company had orders and contractual commitments in excess of $5.2 million from its OEM customers. As of September 30, 2000, our OEM partners have not committed to firm orders for 2001.

PRINTERS. Printer sales were $3,176,000 for the three months ended September 30, 2000 as compared to $903,000 for the three months ended September 30, 1999. This increase of 252% was due to revenue recognition on a greater number of printers in the three months ended September 30, 2000 as compared to the same period in 1999 when production slowed in response to the year 2000 concerns. The Company continued to focus its energies on the build up of production for deliveries, which started in the second quarter of 2000.

CONSUMABLES AND SPARE PARTS SALES. Consumables and spare parts sales were $1,030,000 for the three months ended September 30, 2000 compared to $572,000 for the three months ended September 30, 1999. This increase of 80% was due to our OEM customers ordering spare parts and ink for their inventories to service the increased number of printers that have been installed.

COSTS OF PRODUCTION. Costs of production were $2,790,000 for the three months ended September 30, 2000 as compared to $1,319,000 for the three months ended September 30, 1999. This increase of 112% was attributed to a greater number of printers being manufactured and shipped, but offset by a lower manufacturing cost per printer and lower spare parts costs.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $566,000 for the three months ended September 30, 2000, an increase of 5% as compared to $539,000 for the three months ended September 30, 1999. The slight increase was due to higher labor costs and more activity in the development area.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $791,000 for the three months ended September 30, 2000 as compared to $631,000 for the three months ended September 30, 1999. This increase of 25% was due to higher labor costs, but mitigated by lower expenditures for outside services such as temporary help and legal assistance.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE. Interest expense was $98,000 for the three months ended September 30, 2000 and $118,000 for the three months ended September 30, 1999. Interest income was $7,000 for the three months ended September 30, 2000 as compared to $4,000 for the three months ended September 30, 1999. This increase of 81% in interest income was attributed to a greater amount of cash available for investment in the third quarter of 2000.

                           ACCENT COLOR SCIENCES, INC.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

TOTAL NET SALES. Total net sales were $9,566,000 for the nine months ended September 30, 2000 compared to $6,329,000 for the nine months ended September 30, 1999. Printer sales represented 71% of total net sales for the nine months ended September 30, 2000 while sales of consumables and spare parts represented 28%.

PRINTERS. Printer sales were $6,749,000 for the nine months ended September 30, 2000 compared to $4,899,000 for the nine months ended September 30, 1999. This increase of 38% was due to revenue recognition on a greater number of printers for the nine months ended September 30, 2000 as compared to the same period in 1999. Sales for the first nine months of 2000 reflected the shipment of 46 new systems and 1 system upgrade. During the nine months ended September 30, 1999 there were shipments of 37 new systems and 3 system upgrades.

CONSUMABLES AND SPARE PARTS SALES. Consumables and spare parts sales were $2,645,000 for the nine months ended September 30, 2000 compared to $1,430,000 for the nine months ended September 30, 1999. This increase of 85% was due in part to a larger printer installed base in the first three quarters of 2000 as compared to the same period in 1999 resulting in the consumption of more ink and spare parts. A major part of the increase was due to our customers' buildup of their inventories of spare parts and ink to support the VE model printer.

COSTS OF PRODUCTION. Costs of production were $6,587,000 in the first nine months ended September 30, 2000 compared to $5,825,000 for the nine months ended September 30, 1999. This increase of 13% was attributed to the increased amount of spare parts and ink shipments but partially offset by lower costs for spare parts and ink.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $ 1,853,000 for the nine months ended September 30, 2000 compared to $2,152,000 for the nine months ended September 30, 1999 as the Company continued to direct its efforts toward production and market development. The decrease in research and development was primarily attributed to a reduction in payroll and related costs due to the reduction in VE development personnel, and a reduction of space and depreciation expenses.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $2,322,000 for the nine months ended September 30, 2000 as compared to $2,025,000 for the nine months ended September 30, 1999. This increase of 14% was primarily due to higher labor cost and an increase in administrative staff support and because one of our OEM customers was no longer partially reimbursing our marketing costs.

INTEREST EXPENSE AND OTHER (INCOME) EXPENSE. Interest expense was $293,000 for the nine months ended September 30, 2000 and $313,000 for the nine months ended September 30, 1999. Interest income was $40,000 for the nine months ended September 30, 2000 as compared to $12,000 for the nine months ended September 30, 1999. This increase in interest income was caused by a greater amount of cash available for investment in the first nine months of 2000 due to the Series C offering completed in December 1999 and the profit generated in the second and third quarters of 2000.

                           ACCENT COLOR SCIENCES, INC.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its operations through customer payments, borrowings and the sale of equity securities. Because our current OEM partners are unwilling to commit to firm orders for 2001, the Company is directing its energies on securing strategic partners and developing its industrial printing activities, which might include the sale of engineering services, products and possible joint ventures. Also, the Company will be implementing cost cutting measures, including a reduction of employment levels and a reduction in leased space.

Based on its current operating plan, the Company anticipates that additional funding in some form will be required to finance its operations, maturing debt obligations and capital expenditures. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales of Truecolor Systems, the ability to generate revenue from industrial printing, product costs, working capital requirements, maturing debt obligations, and cost cutting measures. If the Company is unable to obtain strategic partners and additional industrial printing commitments, to generate sufficient cash from operations, or to obtain additional funding, the Company will be forced to reduce or eliminate expenditures for research and development, production of its products, or otherwise to curtail or discontinue its operations.

The Company is currently discussing with IBM the restructuring of its secured debt to IBM in the amount of $2.7 million which is due on December 31, 2000. However, the Company has not as yet received any indication from IBM other than their expectation that the debt will be honored in accordance with its terms. Until details of a restructuring plan are developed, discussed and agreed to by the Company and IBM, there is no assurance that the debt will be restructured.

Operating activities consumed $2,116,000 in cash during the first nine months of 2000 compared to $423,000 in the first nine months of 1999. This increase in cash utilized was primarily attributed to an increase in accounts receivable and inventory due to the build schedule in place for the latter portion of the year.

Capital expenditures were $37,000 for the nine months ended September 30, 2000 compared to $234,000 for the nine months ended September 30, 1999. Capital expenditures during the first half of 2000 primarily reflected acquisitions of equipment to support the Company's production of VE machines. The Company is in process of upgrading the engineering workstations and software during the remainder of 2000.

As of September 30, 2000, the Company's primary source of liquidity was cash and cash equivalents totaling $482,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 2000 will be to fund operating expenses, working capital, commercial production of the Truecolor System, marketing and sales activities, the further development of the Company's industrial printing capabilities and the payment of maturing debt.

YEAR 2000
--------------------------------------------------------------------------------

The year 2000 (Y2K) issue developed as a result of certain hardware, operating systems software and software application programs being originally developed using two digits rather than four digits to define a year. The Company began assessing Y2K issues in 1996 and developed a process to manage the Y2K potential problems. As a result of this process all of the Company's Information Technology systems were updated and tested and are Y2K compliant. The Company also tested and confirmed that all phases of its products were Y2K compliant. As of September 30, 2000, all systems and products continue to operate normally and the Company believes that the most critical stages of Y2K have past.

                           ACCENT COLOR SCIENCES, INC.


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

                           ACCENT COLOR SCIENCES, INC.


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the need to secure strategic relationships and/or additional capital to pursue industrial printing opportunities while supporting current programs, (ii) the need to reach an accommodation with our secured lender (IBM) concerning indebtedness of $2.7 million due December 31, 2000, (iii) the level of customer acceptance of the Company's products and the dependence of the Company on additional orders from current customers; (iv) the ability of the Company to raise capital sufficient to support its business plan; (v) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements;
(vi) the dependence of the Company on third party suppliers for certain key technology elements; (vii) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (viii) problems faced by the Company's principal customers in their own businesses which may impact their ability or willingness to support their programs with the Company, (ix) the potential fluctuations in the Company's quarterly results of operations; and (x) the ability of the Company to identify and procure additional industrial printing opportunities. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report for 1999 on Form 10-K as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 27 - Financial data schedule

(b)  Reports filed on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCENT COLOR SCIENCES, INC.


      Dated    NOVEMBER 14, 2000            By:  /S/ RICHARD J. COBURN
              ---------------------              -------------------------------
                                                           Richard J. Coburn
                                                                Chairman

                                            By: /S/ RONALD C. DERBY
                                                -------------------------------
                                                           Ronald C. Derby
                                                       Chief Financial Officer
                                                        (PRINCIPAL FINANCIAL
                                                       AND ACCOUNTING OFFICER)