Form 10-K
period 2000-12-31
ACCENT COLOR SCIENCES INC
filed 2001-03-30
CIK 921898

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For The Fiscal Year Ended December 31, 2000

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Transition Period From _____ to ____

                           --------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2001 was $2,547,906.

       The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 27,163,181.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================

                           ACCENT COLOR SCIENCES, INC.

                                    FORM 10-K

                      For The Year Ended December 31, 2000

                                      INDEX

Part I

Item 1.     Business........................................................   1

Item 2.     Properties......................................................   8

Item 3.     Legal Proceedings...............................................   8

Item 4.     Submission of Matters to a Vote of Security Holders.............   8

Part II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.........................................................   8

Item 6.     Selected Financial Data.........................................   9

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   9

Item 8.     Financial Statements and Supplementary Data.....................  14

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  28

Part III

Item 10.    Directors and Executive Officers of the Registrant..............  28

Item 11.    Executive Compensation..........................................  29

Item 12.    Security Ownership of Certain Beneficial Owners and Management..  33

Item 13.    Certain Relationships and Related Transactions..................  34

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K........................................................  34

Signatures  ................................................................  37

                                     PART I

Item 1. Business

GENERAL
--------------------------------------------------------------------------------


Accent Color Sciences, Inc. ("Accent Color" or the "Company") designs, develops and manufactures products integrating high-speed ink jet printing technology. Through 2000, the Company's primary focus was on the development and manufacture of high-speed, highlight color printing systems (Truecolor Systems(TM) ). Truecolor Systems are used in combination with high-speed monochrome printers in the transactional printing market in the printing of documents such as billing statements, account balance statements and customer correspondence. Late in 2000, the Company announced its intention to refocus its business on the industrial printing market where the Company has identified a need for the integration of ink jet printing into product production lines for printing on packaging and other applications. This refocusing effort was necessitated by a decline in orders for Truecolor Systems late in 2000 attributable to disappointing sales results for Truecolor Systems through the Company's primary OEM customer, International Business Machines Corporation ("IBM"), and changes in the marketing plan of its other principal customer, Xerox Corporation ("Xerox"). The Company has achieved limited initial successes in the industrial printing market. However, the refocusing of its business from the transactional printing market to the industrial printing market presents numerous challenges, which are discussed further in this report.

Prior to the downturn in its transactional printing market, the Company had already begun to investigate opportunities to diversify its markets, based on its core engineering technology. During the first quarter of 2000, the Company entered into negotiations with Philip Morris to develop a digital ink jet package printing system, which culminated in a funded development contract signed during June of 2000. In addition to Philip Morris, the Company has had discussions with several other large corporations interested in using the Company's ink jet integration and manufacturing services to develop new products. On January 24, 2001, the Company has announced that it had been selected by a major telecommunications equipment manufacturer to support the development of ink jet based circuit board printing systems. Discussions are proceeding with additional prospective clients. The Company also has entered a new line of business which sells certain of its ink jet components to other companies who are looking to quickly bring to market a product.

The Company was incorporated in Connecticut in 1993. The Company's corporate offices are located at 800 Connecticut Boulevard, East Hartford, Connecticut. The Company's telephone number there is (860) 610-4000. The Company also maintains a web site containing product and corporate information. The Company's web site address is http://www.accentcolor.com. The information contained in the Company's web site should not be considered a part of this Form 10-K.

INDUSTRIAL PRINTING AND PACKAGING PRINTING OVERVIEW
--------------------------------------------------------------------------------

Industrial printing is defined as high quality, fast, low cost functional printing on any substrate. Printing is a critical element in producing packaged goods. By integrating ink jet printing technology into the production line, manufacturers are better able to coordinate their printing requirements with their production needs and allow them to respond in a more timely manner to regulatory requirements, language requirements, alternate ingredients and other factors affecting package printing.

According to I. T. Strategies, Inc., a consulting firm specializing in digital printing, the overall industrial printing market is greater than $900 billion worldwide with the majority of printing done by traditional presses. Most package printing is currently performed by converters, companies that specialize in obtaining the appropriate paper board, and then printing and cutting to size, and finally delivering to the packaged goods factory for use. Converters typically use classical press technology, like flexographic, lithographic and gravure systems (see the figure below). These presses are analogue systems requiring lengthy set up times, and designed to print long runs. Traditional press technologies offer excellent image quality and large color selection. However, they suffer significantly in their inability to print variable information and thus limit the real use of "just in time"

                                   [GRAPHIC]
philosophies in packaged goods factories.

Industrial printing is fractured into over 60 segments based upon the use of print or by the product. This has historically been a deterrent to companies trying to move into this market. Large printing companies (both traditional press and digital print) have focused on industries where the same product can be sold over and over again. This market requires common modules that can be customized to meet the production lines requirements. Large digital printing companies have historically competed with traditional printing companies to serve this business. The focus of our product is to combine the best of digital printing with traditional presses. Traditional presses will still be used to print long runs of complex graphics to serve as a "common" base for diverse local markets, while our digital technology will provide the finishing touch. This hybrid system provides significant benefits to factories. For instance, most cigarette brands are sold worldwide, and require local language for health hazard warnings and other requirements. In order to accomplish this, manufacturers must maintain a large inventory of pre-printed boxes to accommodate the daily manufacturing requirements. By removing the local languages from the preprinted cigarette boxes, the factory can purchase and store a single box per brand. Digital package printing can then be used to provide the variable information depending upon the needs of a particular packaging line. Thus traditional press technology is used for what it does best and digital technologies are used for what they can provide. Our system will most likely be used for new requirements and will supplement the performance of traditional printing processes.

Some of the key marketplace trends which are driving the application for digital printing to the industrial print market are:

o Move to digital and the use of the internet in product creation, storage and communication;

o    Efficiencies of creating and printing digitally;

o    Just in time manufacturing and Quick Response marketing;

o    Mass customization;

o    Short turn around;

o    Growing importance of point of purchase marketing; and

o    Expanding capabilities of digital printers.

Traditional methods of carton package printing cause operating inefficiencies and increased costs in food, tobacco and pharmaceutical factories. These traditional methods require manufacturers to pre-print and store packaging in advance of their production needs. The inefficiencies and higher costs of this process result from additional warehouse space and the manpower required for managing the packaging materials. Higher costs are also incurred through an inability to capitalize on market price fluctuations of ingredients due to pre-printed packaging of ingredients. Government regulations in many countries are creating changes in packaging requirements for many industries. The flexibility of digital, high-speed ink jet technology enables manufacturers to meet changing regulations while minimizing their capital expenditures and inventory scrap.

The use of digital, high speed ink jet technology in carton package printing lines can enable manufacturers to print their packaging in time with their cartoning of goods. Through the application of digital printing processes, ingredients, messages and languages can be changed as required by the manufacturer just prior to the cartoning process.

TRANSACTIONAL PRINTING OVERVIEW
--------------------------------------------------------------------------------

As a result of its initial focus, the Company designed, manufactured, and sold Truecolor Systems(TM), its line of innovative, high-speed, highlight color printing systems. These systems are integrated with high-speed, continuous-forms, monochrome printers and are installed in businesses requiring high volume transaction printing applications. Highlight color adds value to printed documents such as billing statements, account balance statements, and customer correspondence by drawing attention to remittance requirements, marketing messages, or customer service information. The Company sells related consumables (wax-based inks) and spare parts, both of which generate a recurring revenue stream based on the installed base and usage of Accent Color's Truecolor Systems. This business is organized as an OEM supplier to IBM and Xerox. During 2000, the Company developed and launched a Value - Engineered (VE) version of its product that delivered ample margins. However, the market has not developed as well as expected. Additional orders are unlikely in the foreseeable future.

Correspondence and billing statements are a primary source of communications to customers for many industries like banking, securities, finance, telecommunications, and utilities. As these companies look for ways to improve customer communications, cross-sell their various product offerings, and expand their business via targeted prospects, printed matter is viewed as a cost-effective and efficient method to increase customer satisfaction, revenue, and profits. Adding color to a statement costs $0.005-$0.01, making this a cost-effective way to deliver messages.

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

DOWNTURN IN TRANSACTIONAL PRINTING MARKET
--------------------------------------------------------------------------------

During 2000 the Company manufactured and sold Truecolor Systems which were marketed as the IBM(R) InfoPrint (TM) 4000 Hi-Lite Color post processor and sold in combination with IBM's high-speed monochrome printers to IBM customers. The Company also sold Truecolor Systems to Xerox. However, the Company experienced a severe downturn in its market for Truecolor Systems towards the end of 2000 when both IBM and Xerox indicated that neither of them would be ordering additional Truecolor Systems in the foreseeable future.

Xerox

The Company believes that the Xerox decision, not to order additional Truecolor Systems, was based on internal difficulties which it is currently facing. As a consequence of this decision, the Company entered into negotiations with Xerox culminating in a settlement agreement under which the Company would cease shipments of Truecolor Systems to Xerox (including several systems previously covered by noncancelable orders which Xerox was not willing to accept) in return for a cash payment of $381,585, which the Company has received in March 2001. This settlement terminates the Company's relationship with Xerox, although, the Company intends to be available should Xerox ever reconsider its decision, and launch the Xerox product based on the Company's Truecolor System.

IBM

The decision by IBM not to order additional Truecolor Systems, at least for the foreseeable future, coupled with Xerox's decision to suspend its marketing plans, has resulted in a substantial decrease in revenues in contrast with the year 2000. In recognition of the effect on the Company of these developments IBM extended until June 30, 2001, the Company's secured indebtedness to IBM, which at December 31, 2000 included a loan of $2.5 million and accrued interest of approximately $250,000. The Company is currently in discussion with IBM concerning both its outstanding debt obligations and its supplier relationship with the Company.

The Company's primary objective in its negotiations with IBM has been to secure an opportunity for the Company to pursue its prospects in the industrial printing market, in keeping with the Company's previously announced refocusing of its business on that market. This opportunity also remains subject to the Company's ability to obtain additional financing or a strategic relationship which provides required capital and other support necessary to sustain the Company during the development phase of its entry into the industrial printing market. The Company is currently working with its investment bankers and advisors to structure necessary understandings with its trade creditors, and to secure an understanding with IBM in order to position the Company to effectively seek the additional capital and/or strategic relationship necessary for it to pursue its business objectives within the industrial printing field.

ACS Truecolor System
--------------------------------------------------------------------------------

Notwithstanding the lack of current sales opportunities, the Company continues to offer Truecolor Systems for marketing under the corporate logos and product identifications of the Company's OEM customers. The selling price of the Company's Truecolor Systems to its OEM customers has ranged from $117,000 to $156,000 depending on model, options, terms and conditions of purchase.

The version of the Truecolor System sold by IBM as the "IBM(R) InfoPrint(TM) Hi-Lite Color post processor" attaches directly to the IBM 3900 and IBM InfoPrint 4000 continuous form production printing systems. It is configured to print at the same speed as the IBM production printing system (up to 501 images per minute) at 240 or 300 dots per inch resolution. The continuous form version of the Truecolor System is designed to match the monthly production capacity of the Infoprint 4000 system.

The version of the Truecolor System developed for Xerox as the "Xerox Docuprint CF Color post processor" attaches directly to the Xerox Docuprint 500 CF continuous forms production-printing system. It is configured to print at the same speed as the Xerox production printing system (up to 501 images per minute) at 240 or 300 dots per inch resolution. The continuous forms version of the Truecolor System is designed to match the monthly production capacity of the Xerox Docuprint 500 system.

Consumables and Spare Parts
--------------------------------------------------------------------------------

The Company's product offerings include consumables, such as standard and custom color hot melt ink, and spare parts. Currently the Company provides consumables to IBM for resale to end users operating the installed base of Truecolor Systems sold through IBM.

PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------

The engineering goals at Accent Color are focused on the following areas:

Aggressively Pursue Diversification Efforts

The Company's present objective is to find opportunities for specific applications in the high-speed industrial printing market that will lead to significant product manufacturing. These programs would comprise the repackaging or modifications of existing modules to meet a specific application. This activity is being pursued through direct discussions with key companies. Two contracts are in process. The systems envisioned as a result of this engineering activity will provide a simple and easy means for manufacturing firms to gain the benefits of digital printing, without the risk of production line shut down. The product line is unique in that it provides high quality, high speed digital printing in an in-line (hybrid) system that is designed to be customized to fit existing production lines.

Specifically, companies can gain rapid benefits using digital printing for:

o    Variable listing of ingredients;

o    Local language requirements;

o    On-product advertising;

o    Just in time packaging supply; and

o    Short run or customization.

Developing Technologies for Future Generation Products

In addition to enhancing its current products, the Company believes that in the long-term, its future success will depend upon its ability to develop new products as well. Accordingly, the Company is working closely with printing technology suppliers, to define technology requirements necessary for future products. These technologies include printing capabilities of higher speeds, greater resolution, lower cost and less complexity.

The Company expended approximately $2.3 million, $2.9 million and $4.2 million on engineering and research and development in the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, Accent Color had 20 employees contributing to engineering and development activities.

MANUFACTURING AND ASSEMBLY
--------------------------------------------------------------------------------

The Company's manufacturing strategy has been to design a product based upon a relatively small number of discrete modules that can be subassembled and tested by other parties. Other than the patented ink jet printheads supplied by
Spectra, the Company believes these modules can be readily procured on competitive terms. Initially, a substantial amount of assembly is done by the Company prior to the completion and implementation of subcontract agreements with those suppliers of the major modules that the Company has determined are suitably qualified. The Company has identified subcontract-manufacturing companies to be the primary manufacturers of the major modules of Truecolor Systems. The Company plans to use the same product manufacturing strategy for products developed for the industrial printing products. The Company has implemented a formal quality control program to inspect parts received from subcontractors to determine whether they comply with Company specifications. The Company monitors adherence to these procedures through site visits and direct supervision.

The Company has made product assurance and quality a priority in its business strategy. In pursuit of this goal, the Company has adopted a formal approach to documentation control, design, manufacturing and business process definition and has implemented an integrated business system software package to manage key processes. Until products are developed for the industrial printing markets, the Company does not expect to have significant manufacturing operations. As of December 31, 2000 the Company had 4 employees engaged in manufacturing and operations.

MARKETING, PRODUCT SUPPORT, SALES AND TRAINING
--------------------------------------------------------------------------------

The Company's diversification efforts require marketing and selling at both the management and technical levels of the companies that will be users of digital industrial printing. This effort will be supported by a staff that is able to generate the necessary collateral material and support for the technical approaches that provide the Company its competitive advantages. The package printing marketing will address the following potential packaging printing opportunities:

o    Warning labels on pharmaceutical and cigarette packaging;

o    Ingredients labeling on food packaging;

o    Couponing for food and pharmaceutical industries;

o    Marketing messages on food packaging;, and

o    Language options for all industries.

MARKET OUTLOOK:

Accent Color estimates the food, tobacco & pharmaceutical package printer business to consist of over 8,000 packaging lines, of which about 5,000 use cartons and are potential customers for the Company's initial product system. These estimates are based on the listing of the 1,000 Largest Companies
(Industry Week magazine). The Company expects the pharmaceutical packaging business to adopt designs initially engineered for the food and tobacco industries.

New computer production integration standards and methods, developed by the 38-company consortium CIP3 (Cooperation for Integration of Prepress, Press and Postpress), are expected to promote data linkage across every phase of print production. Broad adoption of CIP3 will bring to print and packaging production the automation, information access and efficiency already being realized in numerous other industries. Some of these advantages are particularly important to package printers. The National Association for Printing Leadership estimated that it expects the percentage of printers offering digital printing would nearly double from 1999 to 2001. This data link provides additional support for our hybrid system. With the digital access to information available, factories will need printing devices to enable the use of this information network. The hybrid system we propose will provide unique advantages over other potential solutions.

The Company's prospective product is intended to provide a simple and easy means for manufacturing firms to engage digital printing. These systems are not expected to directly affect the production up time of a manufacturing line.

Each end use customer may have different requirements of the system (package size, print speed, and how the system integrates into the packaging line). A key value of Accent Color is the Company's willingness and ability to modify the basic unit to meet the specific needs of existing and prospective customers. The system is designed to print information that, when made variable, provides significant financial benefits. For example, by making the list of ingredients variable data, companies can adjust their food formulations based upon commodity pricing of alternate ingredients. By making the ingredients, nutritional information, and product size statements digital, companies that distribute product to various countries can consolidate all of their packaging to a single style and print the variable information in the local language. Prominent local language promotes sales, reduces misunderstandings that can create lawsuits, and encourages regional sales and marketing programs on the carton. Many areas (EEU,
Asia) require local languages on packaging. Large distributors (Wal-Mart Stores, K-Mart Corporation, and food stores) require specialized packaging to distinguish the product they carry from that which a competitor carries. By creating a common label, and making the distributor specific information variable, manufacturers can provide better just in time support for these distributors, and enhance sales and marketing actions. Large distributors require a 2 - 3 week supply of specially marked packaging. This is currently performed through short runs with digital plates, etc. The use of digital printing of variable data at the factory can create substantial savings in food and tobacco packaging.

The pharmaceutical package printing market is similar in hardware and technical requirements to the food/tobacco package printing market. As with food and tobacco package printing, the system is designed to print information that when made variable provides significant financial benefits to the companies. The initial focus will be on over the counter medications. By making the ingredients, medical warnings, and product size statements digital, companies that distribute product to various countries can consolidate all of their packaging to a single style and print the variable information in the local language. As in the food/tobacco market, prominent local language promotes sales, reduces misunderstandings that can create lawsuits, and encourages regional sales and marketing programs on the carton.

In recent years, drug and device companies have placed greater importance on packaging, which serves both as a means to protect the manufacturer and promote the product. The U.S. pharmaceuticals packaging market is expected to increase to $4.2 billion in 2002, according to The Freedonia Group, Inc., a Cleveland based research firm. With increasing competition from generic pharmaceuticals, drug manufacturers may be expected to look for savings in operating and production costs, and packaging is sure to be considered. The Packaging Machinery Manufacturers Institute of Arlington, VA expects an increase in demand for packaging machinery between 12% and 15% in 2000 over 1999, with the strongest demand for coding and printing machines. Several factors are driving the strong demand, including an influx of new products, a need for more speed, efficiency and a greater return on investment, and regulations that promote the use of new technologies.

CUSTOMERS
--------------------------------------------------------------------------------

Industrial Printing

The Company searches out and creates partnerships with major corporations to develop unique applications for ink jet technology that lead to products that provide high value to the partner. The Company has developed a partnership with Philip Morris to develop and market systems into the industrial packaging market, which provides users with operational benefits, tied to just in time production. The development of a high speed, high image quality, in-line hybrid digital printing system for printing variable information on cartons in the food, tobacco and pharmaceutical industries creates a new market estimated by Accent Color to be a $2-$4 billion opportunity. The relationship between Accent Color and Philip Morris (including Kraft Foods) provides a unique opportunity at developing the product and capitalizing on this market.

Recently, the Company announced that it was selected by a subsidiary of a major telecommunications equipment manufacturer to support the development of an ink jet based circuit printing systems. The Company's activities will be focused on the development of a multi-jet system prototype designed to demonstrate the ability of the technology to satisfy the manufacturer's circuit board manufacturing requirements.

Transaction Printing

The Company's supply agreement with Xerox has been terminated on negotiated terms for the reasons discussed above. Production of Truecolor Systems for IBM has been suspended, at least temporarily, as the Company is in discussion with IBM concerning supply arrangements and the Company's secured debt to IBM. See "Downturn in Transactional Printing Market" above.

BACKLOG
--------------------------------------------------------------------------------

The Company measures backlog based on purchase orders or commitments for Truecolor Systems, consumables and spare parts that have not yet been shipped. A substantial amount of the Company's backlog can be modified or canceled prior to 30 days before shipment without penalty, except for the recovery of the Company's actual costs. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial performance. As of December 31, 2000 the Company had a backlog for the year 2001 of approximately $400,000 in contrast to a backlog in excess of $10,000,000 as of December 31, 1999.

COMPETITION
--------------------------------------------------------------------------------

Overall Accent Color Integration Business

Ink jet integration in the field of industrial printing is a relatively new concept but may be expected to become highly competitive. Print head manufacturers may decide to move into custom integration. Prominent print head developers, such as Spectra, HP, Xaar, Hitachi, Trident, Epson, have moved away from custom hardware and focused on print head performance and production yield. However, a recently formed head producer (Aprion - formerly part of Scitex), has taken the approach of engaging corporate partners for specific fields (such as textile printing, and book printing).

Other companies are moving into the custom integration and development field:

o Cambridge Consulting Group has formed a small company named INCA to assist companies in the integration of Xaar printheads.

o Torrey Pines has moved from designing only laser printing systems to offering ink jet design, test, and integration services.

o    Mutoh has developed large format graphics printers using Epson technology.

Package Printing Business

This industry currently employs ink jet technologies for low resolution printing of date codes. No system is currently available to print significant amounts of digital information at high speed and high resolution. However, the Company may face competition from major companies that provide some form of printing to this industry including Markem, Trident, VideoJet, and Marsh.

Competition may also come from press manufacturers. Heidelberg has already demonstrated a system that uses an offset press to print an image, followed by an ink jet device to add the variable information. The use of a press for package creation is typically performed by a company other than the food producer. This approach does not offer real just in time benefits (reduction of inventory, quick change capabilities). However, it will be available and will be competing with the basic concept of declaring certain information "variable" on a package.

Transaction Printing Business

Suppliers to the transactional printing market compete on the basis of speed, print quality, functionality, reliability, cost per page and color variety. The Company competes, in significant part, on the basis of advanced proprietary technology in the areas of paper handling, ink jet color printing and interface software which allows the Company's products to print variable data, in multiple standard or custom colors at high speeds. Other companies with little or no advance notice could introduce products or product improvements based on new technologies.

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

Scitex Digital Printing offers a product based on liquid ink-jet technology, which can print at high speed and in multiple colors. This system, though, would require a potential user currently using electrophotographic systems such as those from IBM, Xerox and Oce to completely change equipment and re-train operators to use a different process. The Company believes that the cost and disruption of such an implementation would be prohibitive except in very large applications.

In addition to direct competition from other firms utilizing high-speed color technologies, there exists potential direct competition from firms improving technologies used in low-speed to medium-speed color printers and indirect competition from firms producing pre-printed forms.

INTELLECTUAL PROPERTY
--------------------------------------------------------------------------------

The Company's ability to compete effectively depends, in part, on the ability of the Company to maintain the proprietary nature of its technology. The Company relies, in part, on proprietary technology, know-how and trade secrets related to certain aspects of its principal products and operations. To protect its rights in these areas, the Company generally requires its OEM customers and its suppliers to enter into nondisclosure agreements. As of December 31, 2000, the Company has been granted four patents by the U.S. Patent and Trademark Office relative to the mechanical design of the Company's paper handling and color printing system, which form the core of the Truecolor Systems.

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

EMPLOYEES
--------------------------------------------------------------------------------

As of February 28, 2001, the Company employed 31 individuals, of whom 20 employees were engaged in engineering and research and development, 4 employees in manufacturing and operations, 2 employees in marketing activities, and 5 employees in general administration. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

Item 2. Properties

The Company's facilities are located at 800 Connecticut Boulevard in East Hartford, Connecticut and presently consist of approximately 19,560 square feet. The Company believes that these facilities will meet the Company's needs for at least the next 12 months. The Company leases this facility under a lease amendment that expires on December 31, 2005.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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

                            COMMON STOCK INFORMATION
                            ------------------------

        Year Ended 12/31/00                    High               Low
        -------------------                    ----               ---

          First Quarter                       $1.44              $.42

          Second Quarter                       $.89              $.44

          Third Quarter                        $.69              $.41

          Fourth Quarter                       $.42              $.05

        Year Ended 12/31/99                    High               Low
        -------------------                    ----               ---

          First Quarter                        $.81              $.13

          Second Quarter                       $.84              $.16

          Third Quarter                        $.77              $.38

          Fourth Quarter                       $.72              $.41

As of February 28, 2001 there were 2,592 stockholders of record, including those stockholders whose certificates were held by nominees. The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Financial Data

                                                                             For the year ended December 31,
                                                       ----------------------------------------------------------------------------
                                                           1996            1997            1998            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Sales                                                  $         --    $      1,578    $      8,220    $      7,344    $     14,579
Costs and expenses:
     Costs of production                                      1,272           7,397           9,836           6,864          10,733
     Research and development                                 6,932           8,786           4,249           2,850           2,279
     Marketing, general and administrative                    4,394           4,439           3,822           2,900           3,100
     Related party administrative expense                        25              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
                                                             12,623          20,622          17,907          12,614          16,112
                                                       ------------    ------------    ------------    ------------    ------------
Other (income) expense:
     Interest expense                                           656             246             200             450             393
     Interest income                                           (113)           (599)           (117)            (37)            (48)
                                                       ------------    ------------    ------------    ------------    ------------
                                                                543            (353)             83             413             345
                                                       ------------    ------------    ------------    ------------    ------------
Net loss before extraordinary item                          (13,166)        (18,691)         (9,770)         (5,683)         (1,878)
                                                       ------------    ------------    ------------    ------------    ------------
Extraordinary item:
     Loss on early extinguishment of debt,
        net of income taxes of nil                             (573)             --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                                    (13,739)        (18,691)         (9,770)         (5,683)         (1,878)
                                                       ------------    ------------    ------------    ------------    ------------
Non-cash imputed dividend on preferred stock                     --              --            (920)         (1,627)             --
                                                       ------------    ------------    ------------    ------------    ------------
Net loss applicable to common stock                    $    (13,739)   $    (18,691)   $    (10,690)   $     (7,310)   $     (1,878)
                                                       ============    ============    ============    ============    ============

Net loss (basic and diluted) per common share:         $      (3.57)   $      (1.77)   $       (.87)   $       (.44)   $       (.08)

Weighted average common
  shares outstanding                                      3,852,982      10,566,890      12,330,903      16,647,285      24,152,015
                                                       ============    ============    ============    ============    ============

                                                                                       December 31,
                                                       ----------------------------------------------------------------------------
                                                           1996            1997            1998            1999            2000
                                                       ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Cash and cash equivalents                              $     20,289    $      4,006    $      1,048    $      2,574    $      1,089
Working capital (deficit)                                    18,189           4,836           2,646            (681)         (2,055)
Total assets                                                 26,951          12,407           6,860           5,848           3,646
Short-term debt                                               1,000              --              --           2,368           2,500
Long-term debt, less current portion                          1,272              --           2,236              --              --
Total shareholders' equity (deficit)                         19,345           7,270          (1,307)         (4,150)         (3,793)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------------------------------------------------------------------------------

Accent Color designs, manufactures and sells innovative, high-speed, ink jet color printing systems and offers ink jet integration services. In 2000 the product reengineering effort was delivered on time and the cost targets were met, resulting in meeting the gross margin objectives and achieving profitable second and third quarters. However, the demand for the highlight transactional printer fell sharply in the fourth quarter. Xerox did not launch its product and IBM continues to sell and install their printers, but has finished inventory available as it enters 2001. It is highly unlikely that IBM will place any orders for printers for 2001.

The current plan is to scale back operations for the transactional printing business, and to secure additional funding for the development of the industrial printing market.

The Company's approach to the industrial printing market will be significantly different than its approach to transactional printing. Since the device will not be integrated with another printer, Accent Color will be able to offer total printing solutions directly to the end user. This should enable the Company to capture more of the profit opportunity. Accent Color intends to do business with a larger number of clients and will not be dependent on just two customers as the Company has been previously with transactional printing. The industrial printing opportunity has been sized by consultants as being substantially larger than the transactional printing market. The opportunity is also more diverse. Accent Color currently is reviewing projects that not only jet ink but also solvent, powdered metal, oil and glue. This is made possible through the years of experience the Company has in the electrical and mechanical integration of ink jet technology.

Accent Color also sells related consumables and spare parts. Currently, the consumables sold by the Company are wax-based inks, which it acquires from a vendor. The sale of consumables and spare parts has continued to generate revenue.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Total Net Sales. Prior to December 31, 1999, the Company had adopted a policy of deferring revenue on its Truecolor Beta systems and to systems sold to Xerox until the systems were accepted. As of December 31, 2000 and 1999, the Company had deferred revenue of $0 and $874,000 related to Truecolor Systems shipped. Total net sales were $14,579,000 for the year ended December 31, 2000 compared to $7,344,000 for the year ended December 31, 1999. Of the sales recognized in 2000, $874,000 resulted from deferred revenues recorded in 1999, while recognized sales in 1999 included $595,000 of deferred revenue recorded in 1998. Printer sales represented 69% of total net sales for the year ended December 31, 2000, while sales of consumables and spare parts represented 24%. Development revenue accounted for 7% of total sales. As of December 31, 1999, printer sales were 74% of total net sales and consumables and spare parts represented 26%.

Printers. Printer sales were $10,087,000 for the year ended December 31, 2000 and $5,446,000 for the year ended December 31, 1999. Sales for 2000 consisted of 69 new systems and 3 system upgrades. Following is a summary of system shipments and system revenue for the year ended December 31, 2000:

                                                                     Units                     Dollars
                                                         -----------------------------      -------------
                                                             New              System        New Systems &
                                                           Systems           Upgrades          Upgrades
                                                         -----------       -----------       -----------
         Deferred revenue as of December 31, 1999                  7                 0       $   874,000

           Plus: Shipments in 2000                                69                 3         9,213,000

           Less: Revenue recognized in 2000                      (76)              (3)       (10,087,000)
                                                         -----------       -----------       -----------

         Deferred revenue as of December 31, 2000                  0                 0       $         0
                                                         ===========       ===========       ===========

Consumables and Spare Parts Sales. Consumables and spare parts sales were $3,545,000 for the year ended December 31, 2000 compared to $1,890,000 for the year ended December 31, 1999. This increase was attributed to our OEM customers ordering spare parts and ink for their inventories to service the increased number of printers that have been installed.

Other Sales. Development revenue for the industrial printing application for the year ended December, 31, 2000 was $598,000 compared to $0 for the year ended December, 31, 1999. Additionally, the company recorded as revenue $340,000 of deposits on cancelled orders in the year ended December 31, 2000.

Costs of Production. Costs of production were $10,733,000 for the year ended December 31, 2000 and $6,864,000 for the year ended December 31, 1999. The increase was attributed to the cost of goods sold related to an increase in the number of printers sold and an increase in inventory reserves to reflect the decline in value of the inventory used to produce printers.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including prototype systems. Research and development expenses were $2,279,000 for the year ended December 31, 2000 as compared to $2,850,000 for the year ended December 31, 1999. The decrease was attributable to a reduced focus on the design of the VE printer which was primarily the focus during 1999.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $3,100,000 for the year ended December 31, 2000, as compared to $2,900,000 for the year ended December 31, 1999. This increase was primarily due to increased efforts in marketing, travel and were offset by a decrease in occupancy expenses.

Interest Expense and Other (Income) Expense. Interest expense was $393,000 for the year ended December 31, 2000, as compared to $451,000 for the year ended December 31, 1999. Interest income was $48,000 for the year ended December 31, 2000, and $37,000 for the year ended December 31, 1999. The decrease was due to a reduction of the interest expense associated with capital leases.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Total Net Sales. Prior to the quarter ended December 31, 1998, the Company had adopted a policy of deferring revenue on its Truecolor system until expiration of the product's warranty period. This policy was adopted because the system was sold with a 90-day warranty to IBM and the Company had not established adequate warranty experience as of that date to estimate future warranty costs. During the quarter ended December 31, 1998, the Company, in accordance with its revenue recognition policy on printer sales, determined that it now had adequate warranty experience to begin recognizing revenue upon shipment of printers to its primary OEM customer. The Company continued to defer revenue on shipments to its second OEM customer until systems were accepted. As of December 31, 1999 and 1998, the Company had deferred revenue of $874,000 and $595,000 related to Truecolor Systems shipped. Total net sales were $7,344,000 for the year ended December 31, 1999 compared to $8,220,000 for the year ended December 31, 1998. Of the sales recognized in 1999, $595,000 resulted from deferred revenues recorded in 1998, while recognized sales in 1998 included $2,496,000 of deferred revenue recorded in 1997. Printer sales represented 74% of total net sales for the year ended December 31, 1999 while sales of consumables and spare parts represented 26%. As of December 31, 1998, printer sales were 81% of total net sales and consumables and spare parts represented 19%.

Printers. Printer sales were $5,446,000 for the year ended December 31, 1999 and $6,654,000 for the year ended December 31, 1998. Of the sales recognized in 1999, $595,000 resulted from deferred revenue recorded in 1998 compared to $2,496,000 from 1997. Sales for 1999 consisted of 41 new systems and 3 system upgrades. A total of 43 systems and 3 system upgrades were shipped during 1999, of which 2 systems shipped in 1999 were recorded as deferred revenue. Additionally, 5 systems shipped in 1998 remained in deferred revenue. Following is a summary of system shipments and system revenue for the year ended December 31, 1999:

                                                               Units                 Dollars
                                                     --------------------------   -------------
                                                         New           System     New Systems &
                                                       Systems        Upgrades       Upgrades
                                                     -----------    -----------    -----------
          Deferred revenue as of December 31, 1998             5              0    $   595,000

            Plus: Shipments in 1999                           43              3      5,725,000

            Less: Revenue recognized in 1999                 (41)            (3)    (5,446,000)
                                                     -----------    -----------    -----------

          Deferred revenue as of December 31, 1999             7              0    $   874,000
                                                     ===========    ===========    ===========

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company's need for additional funding is critical as it attempts to diversify its operations into the industrial printing market. To date, the Company has financed its operations through customer payments, borrowings and the sale of debt and /or equity securities. The Company is aggressively pursuing additional funding at this time to finance the Company during its diversification efforts. Failure to acquire additional financing will have an adverse effect on the ability of the Company to continue as a going concern.

On January 13, 1998, the Company completed a private equity financing providing net proceeds to the Company of $3.9 million. Pursuant to the financing, the Company issued 4,500 shares of Series B Convertible Preferred Stock at a price of $1,000 per share and warrants to purchase the Company's common stock. The warrants issued are exercisable into 300,000 shares of common stock with an exercise price of $2.75 and an expiration date of January 9, 2003. Additionally, warrants exercisable into 115,385 shares of common stock with an exercise price of $2.50 and an expiration date of January 9, 2003 were issued to the placement agent for services provided. As of December 31, 2000, there were 958 shares of Series B preferred stock outstanding.

On July 21, 1998, the Company entered into a loan agreement with IBM to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly beginning October 1, 1998. The loan was originally due in full on December 31, 2000 and is secured by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The warrant was valued at $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount was amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $132,203 and $132,204 for the year ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company was unable to repay the loan, and IBM granted a six month extension until June 30, 2001.

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

Series C holders are entitled to receive cumulative dividends at a rate of 8% per year of the initial purchase price of $100 per share but only upon the occurrence of a Liquidation Event, provided that any such dividend is coupled with an equivalent ratable dividend to the holders of the series B preferred stock. A "Liquidation Event" is defined to include a merger (except a merger in which Accent Color is the surviving entity), consolidation, dissolution, winding up or sale of substantially all of the assets of the company, unless the holders of at least 75% of the series B and series C stock determine that any such event is not a Liquidation Event. As of December 31, 2000 there are 18,474 shares of series C preferred stock outstanding.

Operating activities consumed $1.4 million in cash in 2000 compared to $2.2 million in 1999. This change was primarily attributed to the decreased net loss of the Company.

The Company had no significant capital expenditure commitments at December 31, 2000. However, at December 31, 2000, the Company has accrued outstanding purchase commitments of $566,000 for certain printer and spare parts.

During the years from 1997 to 2000, the Company adjusted its staffing levels from 140 employees as of December 31, 1997 to 31 employees as of December 31, 2000.

As of December 31, 2000, the Company's primary source of liquidity was cash and cash equivalents totaling $1.1 million. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of 2001 will be to fund operating losses due to diversification efforts in development and research and payment of maturing debt. The Company's currently planned research and development activities are focused on transferring the technical strengths of the Company into industrial printing markets.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations, repayment of outstanding debt and capital expenditures. Additional financing options may involve (1) the investment of additional funds in the Company by a strategic partner in the industrial printing marketplace, and/or (2) one or more additional offerings of the Company's debt and/or equity securities in a private or public offering. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, especially the development of the industrial printing business. Other factors include engineering and customer and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations will require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through the end of the year 2001.

FACTORS AFFECTING FUTURE RESULTS
--------------------------------------------------------------------------------

In the foregoing management's Discussion and Analysis Section, and in the documents that we incorporate by reference, the Company makes forward-looking statements that relate to the Company's future plans, objectives, expectations and intentions that involve risks and uncertainties. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing discussion include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements.

These factors include, without limitation, (i) the ability of the Company to secure strategic relationships with our previously announced development partners in the industrial printing marketplace; (ii) the ability of the Company to identify and procure additional customers and/or strategic partners in the industrial printing marketplace (including the food, tobacco and pharmaceutical package printing business segments); (iii) the ability of the Company to succesfully reengineer and modify our existing high-speed ink jet printing technologies to complement existing productions lines in the industrial printing marketplace; (iv) the Company's expectations with regard to the growing demand for high-speed digital printing applications in the industrial packaging marketplace; (v) the need to reach an accommodation with our secured lender
(IBM) concerning indebtedness of $2.7 million for which repayment is due on June 30, 2001; (vi) the need to raise additional debt or equity capital sufficient to fund our refocused business plan and pursue industrial printing opportunities while supporting current transactional printing programs, (vii) the dependence of the Company on third party suppliers for certain key technology elements;
(viii) our ability to adequately protect our intellectual property rights in both our current programs and the industrial printing marketplace; and (ix) the potential fluctuations in the Company's quarterly results of operations.

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

Item 8. Financial Statements and Supplementary Data


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Accent Color Sciences, Inc.


     In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Accent Color Sciences, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 27, 2001

                           ACCENT COLOR SCIENCES, INC.
                                 BALANCE SHEETS


                                                                                 December 31,
                                                                         2000                    1999
                                                                     ------------            ------------
Assets
Current assets:
     Cash and cash equivalents                                       $  1,089,488            $  2,573,764
     Accounts receivable                                                  915,405                  64,544
     Inventories (Notes 2 and 4)                                          682,682               1,863,850
     Prepaid expenses and other current assets                            122,725                 111,262
                                                                     ------------            ------------
          Total current assets                                          2,810,300               4,613,420

Fixed assets, net (Notes 2 and 3)                                         758,999               1,156,189
Other assets, net (Note 2)                                                 77,171                  78,446
                                                                     ------------            ------------
          Total assets                                               $  3,646,470            $  5,848,055
                                                                     ============            ============

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
     Obligations under capital leases (Note 10)                      $     53,052            $     23,116
     Short-term debt, net of discount (Note 5)                          2,500,000               2,367,797
     Accounts payable                                                     870,237                 516,429
     Accrued expenses (Notes 2 and 6)                                   1,441,733                 758,139
     Customer advances and deposits (Note 2)                                   --                 755,000
     Deferred revenue (Note 2)                                                 --                 874,000
                                                                     ------------            ------------
          Total current liabilities                                     4,865,022               5,294,481
                                                                     ------------            ------------
Obligations under capital leases (Note 10)                                 70,068                      --
Other long-term liabilities (Notes 9 and 10)                              126,059                 390,708
                                                                     ------------            ------------
          Total non-current liabilities                                   196,127                 390,708
                                                                     ------------            ------------
          Total liabilities                                             5,061,149               5,685,189
                                                                     ------------            ------------
Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock (Note 8)             2,378,494               4,313,367
                                                                     ------------            ------------
Shareholders' equity (deficit) (Notes 7 and 9)
        Common stock, no par value, 50,000,000
        shares authorized, 27,163,181 and 21,072,578
        shares issued and outstanding                                  51,383,707              49,147,942
     Accumulated deficit                                              (55,176,880)            (53,298,443)
                                                                     ------------            ------------
        Total shareholders' equity (deficit)                           (3,793,173)             (4,150,501)
                                                                     ------------            ------------

        Total liabilities, convertible preferred stock and
        Shareholders' equity (deficit)                               $  3,646,470            $  5,848,055
                                                                     ============            ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                            STATEMENTS OF OPERATIONS


                                                                                         For the year ended December 31,
                                                                                 2000                 1999                 1998
                                                                             ------------         ------------         ------------
Revenue (Note 2)                                                             $ 14,579,183         $  7,343,675         $  8,219,586
                                                                             ------------         ------------         ------------
Costs and expenses:
    Costs of production                                                        10,733,230            6,863,864            9,836,379
    Research and development                                                    2,279,785            2,850,456            4,248,779
    Marketing, general and administrative                                       3,099,645            2,899,397            3,822,113
                                                                             ------------         ------------         ------------
                                                                               16,112,660           12,613,717           17,907,271
                                                                             ------------         ------------         ------------
Other (income) expense:
     Interest expense                                                             393,028              450,611              199,572
     Interest income                                                              (48,068)             (37,174)            (117,404)
                                                                             ------------         ------------         ------------
                                                                                  344,960              413,437               82,168
                                                                             ------------         ------------         ------------
Net loss                                                                       (1,878,437)          (5,683,479)          (9,769,853)
                                                                             ------------         ------------         ------------
Imputed dividend on preferred stock                                                    --           (1,626,967)            (920,000)
                                                                             ------------         ------------         ------------
Net loss applicable to common stock                                          $ (1,878,437)        $ (7,310,446)        $(10,689,853)
                                                                             ============         ============         ============

Net loss (basic and diluted) per common share (Note 2):
                                                                             $       (.08)        $       (.44)        $       (.87)
                                                                             ============         ============         ============

Weighted average common shares
  Outstanding (Note 2)                                                         24,152,015           16,647,285           12,330,903
                                                                             ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                          For the year ended December 31,
                                                                                  2000                 1999                 1998
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
  Net loss                                                                    $(1,878,437)         $(5,683,479)         $(9,769,853)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                650,941              893,516            1,208,368
     Expense  related to stock,  warrants  and  options
       granted                                                                     29,645               92,205               13,054
     Loss on disposal of fixed assets                                              39,813              165,134                4,552
  Changes in assets and liabilities:
     Accounts receivable                                                         (850,861)           1,257,238             (881,848)
     Inventories                                                                1,181,168              405,166            2,342,200
     Prepaid expenses and other assets                                            (11,463)             105,302              106,742
     Accounts payable and accrued expenses                                      1,037,402             (276,024)            (350,484)
     Customer advances and deposits                                              (755,000)             755,000              (85,600)
     Deferred revenue                                                            (874,000)             279,000           (1,901,000)
     Other long-term liabilities                                                       --             (232,870)              87,061
                                                                              -----------          -----------          -----------
       Net cash used in operating activities                                   (1,430,792)          (2,239,812)          (9,226,808)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
  Proceeds from sale of fixed assets                                               95,762              138,283               58,475
  Purchases of fixed assets                                                      (107,674)            (287,085)            (168,776)
  Cost of patents                                                                      --               (7,661)             (19,524)
                                                                              -----------          -----------          -----------
       Net cash used in investing activities                                      (11,912)            (156,463)            (129,825)
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
  Payment of capital lease obligations                                            (48,170)             (64,014)             (66,167)
  Net proceeds from issuance of convertible debt                                       --              493,088                   --
  Proceeds from issuance of warrants                                                   --               80,000              325,000
  Net proceeds from issuance of common stock                                           --              502,719                   --
  Proceeds from exercise of options and warrants                                   95,562                   --               44,625
  Net proceeds from issuance of preferred stock                                   (88,964)           2,894,821            3,921,037
  Proceeds from long-term debt                                                         --                   --            2,175,000
  Common stock issued to service provider                                              --               15,000                   --
                                                                              -----------          -----------          -----------
       Net cash (used in) provided by financing
         activities                                                               (41,572)           3,921,614            6,399,495
                                                                              -----------          -----------          -----------
       Net increase (decrease) in cash and cash
         equivalents                                                           (1,484,276)           1,525,339           (2,957,138)
       Cash and cash equivalents at beginning of period                         2,573,764            1,048,425            4,005,563
                                                                              -----------          -----------          -----------
       Cash and cash equivalents at end of period                             $ 1,089,488          $ 2,573,764          $ 1,048,425
                                                                              ===========          ===========          ===========
Supplemental disclosure
  Cash paid for:
     Interest                                                                 $   260,825          $    77,591          $    75,089
                                                                              ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                             Common Stock                          Accumulated
                                                                Shares            Amount              Deficit              Total
                                                              ----------       ------------        ------------        ------------
December 31, 1997                                             11,989,855       $ 45,114,633        $(37,845,111)       $  7,269,522

Proceeds from sale of warrants                                        --            810,000                  --             810,000
Imputed dividend on mandatorily
   redeemable convertible preferred stock                             --           (920,000)                 --            (920,000)
Exercise of options                                               37,500             44,625                  --              44,625
Conversion of mandatorily
   redeemable convertible preferred stock                        814,526            933,669                  --             933,669
Warrants issued with debt                                             --            325,000                  --             325,000
Net loss
                                                                      --                 --          (9,769,853)         (9,769,853)
                                                              ----------       ------------        ------------        ------------
December 31, 1998                                             12,841,881         46,307,927         (47,614,964)         (1,307,037)

 Conversion of mandatorily
   redeemable convertible preferred stock                      5,420,697          1,631,151                  --           1,631,151

 Common stock issued to service provider                          60,000             15,000                  --              15,000
 Proceeds from sale of common stock                            1,375,000            502,719                  --             502,719
 Conversion of note                                            1,375,000            493,088                  --             493,088
 Warrants issued with debt                                            --             80,000                  --              80,000
 Accretion to carrying value for preferred
    stock                                                             --             47,761                  --              47,761
Warrants issued and repriced                                                         70,386                                  70,386
Net loss
                                                                      --                 --          (5,683,479)         (5,683,479)
                                                              ----------       ------------        ------------        ------------
December 31, 1999                                             21,072,578         49,147,942         (53,298,443)         (4,150,501)

Conversion of mandatorily
   redeemable convertible preferred stock                      5,643,746          1,845,909                  --           1,845,909
Common stock issued to service provider                           10,000              4,844                  --               4,844
Exercise of stock options                                        436,857             95,562                  --              95,562
Adjustment due to cancellation of options                             --            289,450                  --             289,450
Net loss
                                                                      --                 --          (1,878,437)         (1,878,437)
                                                              ----------       ------------        ------------        ------------
December 31, 2000                                             27,163,181       $ 51,383,707        $(55,176,880)       $ (3,793,173)
                                                              ==========       ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. Formation and Operations of the Company

Accent Color Sciences, Inc. (the "Company") was incorporated in Connecticut in 1993. The Company designs, manufactures and sells innovative high-speed, color printers ("Truecolor Systems") to attach to high-speed, black-on-white printers. The Company also sells related consumables and spare parts.

During the first quarter of 1998, the Company introduced to the market a new enhanced version of its product, the wide-head Truecolor System, which it shipped throughout the year. For the year ended December 31, 2000, $14.0 million or 96% of total sales were attributed to the Company's primary OEM customers. For the year ended December 31, 1999, $7.3 million or 99% of total sales were attributed to the Company's two primary OEM customers.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations, repayment of its outstanding debt and capital expenditures. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the ability to generate revenues from the industrial printing market, the settlements with current OEM customers, engineering and technical support requirements. The inability to obtain additional financing and to generate sufficient cash from operations will require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations. The Company expects that quarterly net losses will continue through the end of the year 2001.

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

Revenue Recognition

Revenue was generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides for potential returns and allowances and warranty costs at the time of revenue recognition. Prior to 2000, the Company had deferred revenue on product shipments until the OEM customer accepted the machines. By 2000, the Company had sufficient experience with its OEM customers to recognize revenue when machines were shipped. As of December 31, 2000 and 1999, the Company had deferred revenue of $0 and $874,000 related to Truecolor Systems shipped. In addition, estimated warranty costs of $176,457 and $230,025 were accrued by the Company as of December 31, 2000 and 1999, respectively. Warranty expense was $(30,981), $19,529, and $180,251 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Patent

Patent costs of $81,059 as of December 31, 2000 and 1999, are capitalized as incurred and are amortized, once issued, using the straight-line method over the shorter of the legal term or estimated useful life. Accumulated amortization was $3,887, $2,613, and $1,823, at December 31, 2000, 1999 and 1998, respectively.

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Customer Deposits

Based on sales contracts with customers, the Company is entitled to a percentage of the sales price upon receipt of firm purchase orders. As of December 31, 2000, the Company did not have any customer deposits on hand. Customer deposits of $755,000 were deferred at December 31, 1999.

Stock-Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Incentive Plan. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Additional disclosures required under Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," are included in Note 9, Stock Incentive Plan.

Net Loss Per Common Share

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

3. Fixed Assets

                                                              December 31,
                                                            2000         1999
                                                        ----------   ----------
      Equipment                                         $1,593,706   $1,607,175
      Computers                                            754,240      814,441
      Furniture and fixtures                               325,233      339,519
      Leasehold improvements                               272,873      507,115
      Purchased software                                   357,838      357,838
      Assets held for sale                                  50,000      143,852
      Capital leases - equipment                           423,630      294,397
                                                        ----------   ----------
                                                         3,777,522    4,064,337
      Less: accumulated depreciation and amortization    3,018,523    2,908,148
                                                        ----------   ----------
                                                        $  758,999   $1,156,189
                                                        ==========   ==========

The Company entered into capital leases of $148,174 for the year ended December 31, 2000. Amortization expense for capital leases amounted to $48,310, $73,846 and $78,887 for the years ended December 31, 2000, 1999, and 1998, respectively. Depreciation expense was $469,153, $686,676 and $1,068,241 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. Inventories

Inventories consist of the following:

                                                        December 31,
                                                    2000            1999
                                                 ----------      ----------
     Raw materials and components                $  559,393      $  692,397
     Work-in-process                                 10,000         268,206
     Finished goods                                 113,289         903,247
                                                 ----------      ----------
                                                 $  682,682      $1,863,850
                                                 ==========      ==========

The  Company  has  been  actively  negotiating  with its OEM  customers  and has determined that neither OEM customer will be ordering printers in the foreseeable future. Therefore, as of December 31, 2000 the Company has reported related inventory at net realizable value.

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


5. Debt

The following table summarizes the Company's current outstanding debt:

                                            Stated Interest                              December 31,
                                                  Rate           Maturity             2000          1999
                                                  ----           --------             ----          ----
    Debt, net of unamortized
      discount of $0 and $132,203                10.00%      December 31, 2000    $ 2,500,000   $ 2,367,797

IBM Loan Agreement

On July 21, 1998, the Company entered into a loan agreement with International Business Machines Corporation ("IBM") to borrow $2.5 million at a fixed interest rate of 10% per year. Interest payments are due quarterly since October 1, 1998. The loan was due in full on December 31, 2000 and is collateralized by the assets and intellectual property of the Company. As part of the loan agreement, the Company issued a warrant to IBM that provides the right to purchase 500,000 shares of common stock at an exercise price of $2.50 per share, until the warrant expires on July 21, 2003. The fair value of the warrant using an option pricing model was determined to be $325,000, which was allocated to common stock with an equivalent discount on the loan. The discount was amortized over the life of the loan resulting in a non-cash charge to interest expense. Amortization expense was $132,203 for both of the years ended December 31, 2000 and 1999. The Company is not in compliance with the debt covenant stating that bailees must be notified in writing that inventory held by them is collateralized by the loan with IBM. As of December 31, 2000 the Company was unable to repay the loan and IBM granted an extension to June 30, 2001.

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

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


6. Accrued Expenses

                                                    2000            1999
                                                 ----------      ----------
     Accrued purchase commitments                $  566,000      $        0
     Accrued compensation                           289,246         165,448
     Accrued interest                               253,472         253,472
     Warranty reserve                               176,457         230,025
     Other                                          156,558         109,193
                                                 ----------      ----------
                                                 $1,441,733      $  758,138
                                                 ==========      ==========

7. Shareholders' Equity

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

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Warrants

As of December 31, 2000 and 1999, the Company had outstanding common stock purchase warrants exercisable into an aggregate of 4,225,112 and 4,268,347 shares, respectively. Such shares have been authorized and reserved.

The following summarizes the activity of outstanding warrants:

                                                       Shares under warrant      Exercise price       Warrants
                                                                                  (per share)        Exercisable
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                             1,143,227          $ 1.31 - $ 8.08       1,143,227

     Anti-dilution adjustments pursuant to warrant
agreements                                                      68,995          $ 3.41 - $ 7.04

     Granted in preferred stock offering                       300,000                     2.75
     Granted to advisors in preferred stock offering           115,385                     2.50
     Granted pursuant to IBM loan agreement                    500,000                     2.50
     Granted to an employee                                    100,000                     1.00
                                                             ---------

Outstanding at December 31, 1998                             2,227,607          $ 1.00 - $ 7.04       2,227,607
                                                             =========

     Anti-dilution adjustments pursuant to warrant
agreements                                                     594,267          $ 1.00 - $ 4.96

     Granted to Interim Financing Holders                    1,375,000                     0.40
     Granted to advisors in preferred stock offering            71,473                     0.40
                                                             ---------

Outstanding at December 31, 1999                             4,268,347          $ 0.40 - $ 4.96       4,268,347
                                                             =========

     Expired warrants in 2000                                  (43,235)                    1.02
                                                             ---------

Outstanding at December 31, 2000                             4,225,112          $ 0.40 - $ 4.96       4,225,112
                                                             =========

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

8. Mandatorily Redeemable Convertible Preferred Stock

Mandatorily   redeemable  convertible  preferred  stock  consists  of  Series  B
Convertible Preferred Stock ("Series B Stock" and Series C Convertible Preferred Stock ("Series C Stock").

As of December 31, 2000, there were 2,666,670 shares of common stock reserved for issuance pursuant to the conversion of the outstanding 958 shares of Series B Stock.

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Stock. The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance were $2,894,822. Additional issuance costs of $88,964 were incurred in the year 2000. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. As of December 31, 2000, 15,115 shares of Series C Stock have been

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


converted to 3,778,750 shares of common stock. As of December 31, 2000, the Company has reserved 4,618,500 shares of common stock for issuance pursuant to the conversion of the remaining 18,474 shares of Series C Stock that are outstanding.

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

A  reconciliation  of  mandatorily   redeemable   convertible   preferred  stock
outstanding is as follows:

                                               Series B Stock             Series C Stock           Total
                                               --------------             --------------           -----
                                             Shares       Amount       Shares       Amount
                                             ------       ------       ------       ------
   December 31, 1999                         1,628    $ 1,418,545      33,589    $ 2,894,822    $ 4,313,367

   Series B Stock conversions                 (670)      (583,799)         --             --       (583,799)

   Series C Stock conversions                   --             --     (15,115)    (1,262,110)    (1,262,110)

   Issuance costs for Series C Stock            --             --          --        (88,964)       (88,964)
                                             -----    -----------      ------    -----------    -----------
   December  31, 2000                          958    $   834,746      18,474    $ 1,543,748    $ 2,378,494
                                             =====    ===========      ======    ===========    ===========

9. Stock Incentive Plan

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

The 1995 Stock Incentive Plan activity is summarized as follows:

                                                        For the year ended               For the year ended
                                                        December 31, 2000                December 31, 1999
                                                  -----------------------------    -----------------------------
                                                                    Weighted                         Weighted
                                                                     Average                          Average
                                                    Shares       Exercise Price      Shares       Exercise Price
                                                  ----------       ----------      ----------       ----------
Outstanding at beginning of period                 3,157,750       $     0.55       1,681,475       $     1.23

     Granted                                         331,750             0.93       2,037,775             0.23
     Exercised                                      (436,857)            0.22               0               --
     Canceled                                       (325,326)            0.70        (561,500)            1.45
                                                  ----------       ----------      ----------       ----------
Outstanding at period end                          2,727,317             0.63       3,157,750             0.55
                                                  ==========                       ==========

Options exercisable at period end                  1,488,655             0.76         785,004             1.02
                                                  ==========                       ==========
Weighted average fair value of options
granted during the period                         $     0.77                       $     0.21
                                                  ==========                       ==========

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


The following summarizes additional information about stock options outstanding at December 31, 2000:

                                       Options Outstanding                                  Options Exercisable

                              Number                                                      Number
                          Outstanding at      Weighted Average      Weighted          Exercisable at        Weighted
                           December 31,    Remaining Contractual     Average           December 31,          Average
     Exercise Prices           2000                 Life          Exercise Price           2000           Exercise Price
     ---------------           ----                 ----          --------------           ----           --------------
         $0.22              1,335,643               7.95              0.22                555,393              0.22
          0.23-0.63            60,000               5.01              0.45                 33,333              0.48
          0.73                  4,275               8.03              0.73                  1,426              0.73
          0.83                 25,000               8.08              0.83                  5,000              0.83
          0.91                135,662               6.99              0.91                104,392              0.91
          0.92                192,000               8.45              0.92                 30,000              0.92
          1.00                820,237               5.25              1.00                604,944              1.00
          1.19                114,000               4.15              1.19                114,000              1.19
          2.31                  1,000               7.05              2.31                    667              2.31
          3.13                 39,500               1.92              3.13                 39,500              3.13
                            ---------                                                   ---------
                            2,727,317               6.82              0.63              1,488,655              0.76
                            =========                                                   =========

Had compensation expense been recognized based on the fair value of the options at their grant dates, as prescribed in Financial Accounting Standard No. 123, the Company's net loss and net loss (basic and diluted) per share would have been as follows:

                                                                         Year ended            Year ended
                                                                     December 31, 2000      December 31, 1999
                                                                     -----------------      -----------------
Net loss:
     As reported                                                       $  (1,878,437)        $  (7,310,446)
     Pro forma under FAS 123                                           $  (2,440,199)        $  (7,753,650)

Pro forma net loss (basic and diluted) per share (unaudited):
     As reported                                                       $        (.08)        $        (.44)
     Pro forma under FAS 123                                           $        (.10)        $        (.47)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rates ranging from 6.01% to 6.77% for options granted during the year ended December 31, 2000 and 4.76% to 6.10% for options granted during the year ended December 31, 1999; expected volatility factors of 101% during the year ended December 31, 2000 and 98% for the year ended December 31, 1999; and an expected option term ranging from five to ten years for the years ended December 31, 2000 and 1999.

10. Commitments and Contingencies

Operating Leases

At December 31, 2000, the Company was committed under operating leases for equipment and facilities with initial terms of more than one year. The original facility lease agreement was amended on June 1, 1999 and provided for equal lease payments through the expiration of the lease on December 31, 2000. At that time, the lease was extended for five years and the square footage was reduced. Rental expense related to operating leases was $449,053 in 2000, $609,644 in 1999, $729,573 in 1998.

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Minimum lease payments under the noncancelable leases are as follows:
                   2001                                         $   307,423
                   2002                                             296,065
                   2003                                             282,744
                   2004                                             254,371
                   2005                                             254,371
                                                                -----------
                     Total minimum obligations                  $ 1,394,974
                                                                ===========

Capital Lease Obligations

The Company is obligated under capital leases for certain office equipment that expire on various dates through the year 2003. Future minimum lease payments under these leases are as follows:

                   2001                                         $    53,052
                   2002                                              41,694
                   2003                                              28,373
                   2004                                                  --
                   2005                                                  --
                                                                -----------
                        Total minimum obligations                   123,119

                        Less: current portion                        53,052
                                                                -----------
                                                                $    70,067
                                                                ===========

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

At December 31, 2000 the Company has accrued outstanding purchase commitments of $566,000 for certain printer and spare parts.

11. Income Taxes

Deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                     2000              1999
                                                 ------------      ------------
           Gross deferred tax assets:
                Carryforwards:
                     Research tax credits        $  1,729,000      $  1,589,000
                     Net operating losses          19,716,000        19,455,000
                Other assets                          890,000           603,000
                                                 ------------      ------------
           Gross deferred tax assets               22,335,000        21,647,000
                                                 ------------      ------------
           Gross deferred tax liabilities             (31,000)          (31,000)
                                                 ------------      ------------
           Valuation allowance                    (22,304,000)      (21,616,000)
                                                 ------------      ------------
                                                 $         --      $         --
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

                           ACCENT COLOR SCIENCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


At December 31, 2000, the Company had approximately $51 million of federal net operating loss carryforwards that expire in years 2008 through 2019, approximately $50 million of state net operating loss carryforwards that expire in years 2000 through 2004 and research and development tax credit carryforwards of approximately $1.7 million that expire in years 2009 through 2019.

As defined in the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating loss and tax credit carryforwards. During 1996, the Company experienced such an ownership change that limits the amount of federal net operating loss carryforwards and research tax credits that can be utilized in any one taxable year. At December 31, 2000 the approximate annual limitation is $4.6 million for net operating loss carryforwards and research tax credits incurred prior to the ownership change. Depending on the number of shares of common stock issued upon conversion of Series B Stock and Series C Stock , or exercise of outstanding warrants and the timing of such conversions (see notes 7 and 8), the transactions may result in further annual limitations of net operating loss carryforwards.

12. Disclosure about Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, customer advances and deposits and deferred revenue approximates fair value because of the short-term nature of those instruments.

The estimated fair value of the Company's debt (see note 5) approximates its carrying value as of December 31, 2000 and December 31, 1999.

13. Related Party Transactions

The advisor for the Company's private financing in 1999 was granted a warrant to purchase commons stock. A fund managed by the advisor purchased stock and was awarded a warrant to purchase stock as part of the 1999 private financing. The founder, chairman, and Chief Executive Officer of the advisor is a member of the Company's Board of Directors. Several corporate officers, directors and a partner of the advisor purchased Series C Stock, at the same price as purchased by other investors (see note 8), as part of the 1999 private placement financing.

A member of the Company's Board of Directors is a partner with the Company's primary legal firm.

14. Subsequent Events

The Company has been actively negotiating to settle its contracts with its OEM customers as these customers could not commit to future orders for Truecolor Systems. On March 6, 2001, Xerox paid the Company $381,585 to release them from their existing contracts and any future orders. Any ongoing need by Xerox for parts or service will be paid at the Company's prevailing rates.

Negotiations are ongoing with IBM and a final settlement has not been reached.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Following is information concerning each Director and Executive Officer of Accent Color Sciences as of February 28, 2001 including name, age, position with the Company and business experience during the last five years:

     Donald R. Allred, age 43, became a Vice President of the Company in June 2000 and became Chief Operating Officer in January 2001. For the past 5 years, Mr. Allred has been a member of the management team at Accent Color Sciences. Mr. Allred has been involved in the development of ink jet technology for over 23 years. He was an integral part of the developments at Burroughs Corporation, which led to the introduction of the first automated digital check endorsing equipment. Mr. Allred managed the engineering test and QA labs for Burroughs' Special Printers Engineering group. Mr. Allred was also a key development scientist at Exxon Printing Systems (now Dataproducts Corp.). While at Exxon (Dataproducts), Mr. Allred was a member of the team of scientists that invented and introduced the first hot melt ink jet printing system. He was also the Technical Director for Scitex Medical Systems, a start up subsidiary that was subsequently sold. Mr. Allred holds a Bachelor of Science degree in chemistry, and a Master of Science degree in Industrial Chemistry from the University of Central Florida. Mr. Allred holds several patents in the field of ink jet systems, is a member of the ANSI standards group IT9.3, and is a frequent presenter at technical symposiums.

     Joseph T. Brophy, age 67, became a director of the Company in March 1998. Mr. Brophy retired as President of Travelers Insurance Company, a subsidiary of The Travelers Corporation, in 1993. Since then, he has served as a consultant with Actuarial Sciences Associates working with major companies such as AT&T, Equifax and others in developing their business strategies for health care. His prior experience with The Travelers included service as its Chief Information Officer in charge of data processing operations. Mr. Brophy is a fellow of the Society of Actuaries, holds memberships in the American Academy of Actuaries, New York Academy of Sciences, Acoustical Society of America and American Arbitration Association. He has received awards including the Distinguished Information Sciences Award from the Data Processing Management Association in 1986 and the Award of Achievement in Managing Information Technology from Carnegie Mellon and American Management Systems in 1987. Mr. Brophy currently serves as a trustee of St. Joseph College and as a director of the Connecticut Opera. He has also served as a director of LIMRA International, Inc., trustee of RPI-Hartford Graduate Center, and director of the Connecticut Academy for Education in Mathematics, Sciences and Technology and the Greater Hartford Chamber of Commerce. He is currently an owner, director and co-founder of Solution Point, an information company that provides decision support tools, analysis and data for employers and health systems. Mr. Brophy is a cum laude graduate of Fordham University, from which he received a Bachelors of Science degree. He has also attended NYU Graduate School and completed the Advance Management Program at the Sloane School, MIT.

     Charles E. Buchheit, age 60, became President and Chief Executive Officer of the Company in May 1998 after becoming a director of the Company in March 1998. Mr. Buchheit served as a Corporate Officer and Division President at Moore Corporation from 1995 to 1997, where he also served as a member of the Moore
Executive Committee. At Moore, Mr. Buchheit developed Integrated Customer Solutions, a division which had the capability of managing all forms of print. Prior to that time, Mr. Buchheit was a Corporate Officer and Vice President at Xerox Corporation from 1989 to 1995. At Xerox, he was responsible for launching the multi-billion dollar Docutech program worldwide. From 1975 to 1989, he held several executive positions at IBM Corporation, including Group Marketing Executive, Director of Operations and Director of Product Programs and Practices. At IBM, Mr. Buchheit was responsible for the worldwide marketing of mainframes, system software, storage and printing devices. He has served on the Board of Directors for Infomart and NEPS, a wholly owned subsidiary of Moore Corporation, and is currently a member of the Board of Directors for Intercon Associates, Incorporated.

     Richard J. Coburn, age 69, has been Chairman of the Board since May 1996 and is a co-founder of the Company. Mr. Coburn served as President of the Company from May 1993 until May 1996 and served as Chief Executive Officer of the Company from May 1993 until August 1996. From 1991 until 1993, Mr. Coburn worked as an independent consultant to development stage companies. Mr. Coburn was a co-founder of KCR Technology, Inc., a manufacturer of high-speed, monochrome printers, and served in various roles, both consulting and managerial, including President, from 1977 to 1991. Mr. Coburn was also the founder of Coburn Technology, Inc., a developer of a xerographic printer product for word processing, the rights to which were sold to Wang Laboratories, Inc., and served as its President from 1974 to 1977. From 1968 to 1974, Mr. Coburn was President of Scan-Optics, Inc., a manufacturer of data capture equipment, of which he was a co-founder and currently serves as a director. Prior to 1968, Mr. Coburn had served in various engineering management positions in the aerospace industry . Mr. Coburn received his degree in engineering from Yale University.

     Ronald C. Derby, age 66, has been the Chief Financial Officer of the Company since March , 2000. Mr. Derby served as Financial Principal and Compliance Officer of Advisor's Capital Investments, Inc. since February 1995. Prior to that he was the Controller of ScanCode, a mail sorting equipment manufacturer from 1993 to 1995. He was Director of Marketing and later the Controller of KCR Technology, Inc., a high speed printer manufacturer in 1987. He was on the founding staff of California Computer Products, Inc. (CalComp). In his 24 years at CalComp Mr. Derby was an engineer, marketing trainer, director of marketing and director of strategic planning. He is currently on the Board of Directors of Advisor's Capital Investments, Inc. Mr. Derby has Series 7, Series 24, Series 27, Series 63 and Series 65 securities licenses. He has a Master of Business Administration degree from California State University-Fullerton and a Master of Science degree in electrical engineering from The University of Southern California.

     Richard A. Hansen, age 61, became a director of the Company in January 2000. Currently Mr. Hansen is Chairman and Chief Executive Officer of the investment-banking firm, Pennsylvania Merchant Group, which he founded in 1986. Mr. Hansen also founded Radnor Venture Partners. Prior to forming Pennsylvania Merchant Group, Ltd., Mr. Hansen served as a Vice President with Kidder, Peabody & Co. and as a Senior Vice President with Blyth Eastman Dillion (which was acquired by PaineWebber Group Inc.). Prior to his investment-banking career, Mr. Hansen worked for Air Products & Chemicals. Currently, Mr. Hansen serves on the Board of Directors of Ultralife Batteries and Computone Corporation. Mr. Hansen received his undergraduate degree in mechanical engineering from Rochester Institute of Technology and his Master of Science degree in industrial administration from Purdue University.

     Norman L. Milliard, age 58, has been Vice Chairman and Chief Technology Officer of the Company since May 1998. Mr. Milliard served as President and Chief Executive Officer of the Company from May 1996 through May 1998. Mr. Millard was elected a director of the Company in 1995. Mr. Milliard served as Vice President of the Company from January 1994 until May 1996. From 1988 through 1993, Mr. Milliard served as head of the Special Product Group at AEG Schneider Automation, Inc. (formerly Modicon, Inc.), an industrial automation company, and as the Director of Engineering and Operations for KCR Technology, a manufacturer of high-speed, monochrome printers, from 1982 to 1988. Mr. Milliard founded two companies in the electronic music field and holds a number of patents in both the printing and electronic music fields. Mr. Milliard received his degree in physics, with honors, from The Citadel, the Military College of South Carolina.

     Willard F. Pinney, Jr., age 57, has been Secretary of the Company since December 1993 and became a director of the Company in 1996. Mr. Pinney has been a partner since 1973 in the Connecticut law firm of Murtha Cullina LLP which serves as counsel to the Company. He received his degree in political science from Yale University and his J.D., with honors, from the University of Michigan Law School.

     Robert H. Steele, age 62, became a director of the Company in 1996 and is Chairman of the Executive Compensation Committee. Mr. Steele is currently Vice Chairman of John Ryan Company, a banking services company, of which he previously served as Senior Vice President since 1992. Mr. Steele served as President of RHS Consulting, Inc., a business consulting firm, in 1991. From 1985 to 1990, Mr. Steele was Chairman and Chief Executive Officer of Dollar Dry Dock Bank of New York. Mr. Steele also served as President and CEO of Norwich Savings Society. Mr. Steele is a former U.S. Congressman from the State of Connecticut and currently serves as a director of Moore Medical Corp., a medical supplies distributor, Scan-Optics, Inc., a manufacturer of data capture equipment, NLC Insurance Companies, SmartServ Online, Inc., an online information provider and the New York Mercantile Exchange, a commodities exchange. Mr. Steele received his undergraduate degree from Amherst College and his Master's Degree from Columbia University and holds an honorary Doctor of Laws from Sacred Heart University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to a review of the Company's  records,  all required filings under
Section 16(a) of the Securities Exchange Act were made in compliance with this section with the exception of one delinquent filing. Donald R. Allred became a Vice President of the Company on June 14, 2000 and was required to file a Form 3 by June 24, 2000, but instead filed this form on July 17, 2000.

Item 11. Executive Compensation

A.)  General.

The following tables provide certain information relating to the compensation of the Company's Chief Executive Officer and its other most highly compensated executive officers for the year ended December 31, 2000.

B.)  Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation for the Chief Executive Officer and the Company's other most highly compensated executive officers whose total salary and bonus for the year ended December 31, 2000 exceeded $100,000 (the "Named Executive Officers").

                                                      Annual Compensation                                   Long-Term
                                                      -------------------                              Compensation Awards
                                                                                                       -------------------

                                                                                                            Securities

                                                                                    Other Annual            Underlying
                                                                                  Compensation ($)
                                                                                  ----------------
      Name & Principal Position        Year        Salary($)        Bonus ($)                             Options/SARs(#)
      -------------------------        ----        ---------        ---------                             ---------------
       Richard J. Coburn               2000         120,000          31,000              --                   310,000

          Chairman                     1999         120,000          44,731              --                   250,000

                                       1998         121,923             500              --                   120,000 (1)


       Charles E. Buchheit             2000         250,000         251,000 (3)      27,028 (2)               694,143

          President and CEO            1999         250,000         119,731          20,265 (2)               650,000

                                       1998         166,667             500          19,547 (2)               610,000 (1)(4)


       Norman L. Milliard              2000         132,712             500           7,651 (5)               260,000

          Vice Chairman and CTO        1999         150,000          61,462          20,927 (5)                75,000

                                       1998         181,344             500              --                   220,000 (1)


       Donald R. Allred                2000         129,423          53,836              --                   250,000

          Vice President

(1) Includes the re-pricing of previously granted options to the named executive officers were 60,000 for Mr. Coburn, 255,000 for Mr. Buchheit and 110,000 for Mr. Milliard.

(2) Consists of various living expense reimbursements to Mr. Buchheit pursuant to his employment agreement with the Company.

(3) Includes $92,000 applied to exercise price of options exercised during the year 2000.

(4) Includes a warrant to purchase 100,000 shares of the Company's Common Stock, commencing on September 29, 1998, at an exercise price of $ 1.00 per share and expiring in 2003.

(5) Reflects various living expenses of Mr. Milliard pursuant to his employment agreement with the Company.

C.)  Option Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the Named Executive Officers in fiscal 2000. No stock appreciation rights were granted during such year.

                                                                                                    Potential Realizable Value
                                                                                                    at Assumed Annual Rates of
                                 Number of         % of Total                                        Stock Price Appreciation
                                Securities        Options/SARs                                              for Option
                                Underlying         Granted to     Exercise or                                Term (2)
                                Options/SAR       Employees in   Base Price per   Expiration        ---------------------------
     Name                        Grants (#)       Fiscal Years   Share ($/Sh)(1)     Date             5% ($)            10% ($)
--------------------------------------------------------------------------------------------------   ------            -------
Donald R. Allred                   132,000           44.48%            .92         03/27/10          76,527            193,933

Ronald C. Derby                     30,000           10.11%            .92         03/27/05           7,641             16,884

Norman L. Milliard                  45,000           15.16%           1.00         03/27/05           7,944             21,809

(1) All options were granted at the fair market value on the date of grant as determined by the Board of Directors.

(2) The 5% and 10% assumed annual rates of compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect the Company's estimates or projections of future Common Stock prices. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term; no value will be realized from the option grants made to the executive officers.

D.) Aggregate Option Exercise in Last Fiscal Year and Option Values as of December 31, 2000

The following Named Executive Officers exercised stock options during the year ended December 31, 2000. The following table provides information regarding the number of shares underlying both exercisable and unexercisable stock options as of December 31, 2000 and the values of unexercised "in-the-money" options as of that date. An option is "in-the-money" if the per share fair market value of the underlying share exceeds the option's exercise price per share.

                                                        ------------------------------------------------------------
                                                           Number of Securities           Value of Unexercised
                                                          Underlying Unexercised              In-the-Money
                                                              Options/SARs at                Options/SARs at
                                                             December 31, 2000            December 31, 2000 (1)
                        --------------------------------------------------------------------------------------------
                           Number of
                            Shares
                          Acquired on       Value       Exercisable    Unexercisable    Exercisable  Unexercisable
                           Exercise       Realized          (#)             (#)             ($)           ($)
                        --------------------------------------------------------------------------------------------
Donald R. Allred               --             --           83,334         166,666            --            --

Charles E. Buchheit         310,857        $92,278        102,477         491,666            --            --

Richard J. Coburn              --             --          168,334         141,166            --            --

Ronald C. Derby                --             --           30,000            --              --            --

Norman L. Milliard             --             --          204,167          55,833            --            --

(1) Based on the closing price of the Common Stock at December 31, 2000 of $0.0469.

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

The Company, as permitted by Connecticut law, has purchased directors and officers liability insurance policies covering all of the Company's directors and officers on an annual basis. The premiums for this policy paid or accrued during 2000 was approximately $70,600.

H.) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Charles E. Buchheit and Norman L. Milliard have entered into employment agreements with the Company. Both agreements have a three-year term and expire on April 14, 2001 and June 30, 2001, respectively. If either employment agreement was terminated without "cause," as defined in the agreements, Mr. Buchheit would be entitled to receive (i) his base salary for the longer of a two-year period commencing on the date of termination or the balance of the three-year term, the employment term; (ii) any accrued vacation; (iii) payment of health benefits for the balance of the employment term; and (iv) immediate vesting in all outstanding options. Mr. Milliard would be entitled to receive his base salary and payment of health benefits for the balance of the three-year term. Mr. Buchheit's current base salary is $250,000 and Mr. Milliard's current base salary is $100,000.

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

J.) Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of the executive officers of the Company served during 2000 as a member of the Compensation Committee of any other company, except for Richard Coburn who serves on the executive compensation committee of Scan Optics, Inc. Executive Compensation Committee members, Robert H. Steele, Joseph P. Brophy and Willard
F. Pinney, Jr.,, are outside directors, except that Willard F. Pinney, Jr., is Secretary of the Company and a partner of Murtha Cullina LLP, counsel to the Company.

K.)  Board Compensation Committee Report on Executive Compensation

Not applicable.

L.)  Performance Graph

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 28, 2001 regarding the beneficial ownership of the Company's Common Stock by (i) each person (or group of affiliated persons) known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each of the directors of the Company and each nominee for election as director, (iii) each of the Named Executive Officers and (iv) all directors and executive officers of the Company as a group.

                                                    Number of
                                                      Shares
                                                   Beneficially    Percentage of
Name and Address (1)                                 Owned (2)     Common Stock
--------------------                                 ---------     ------------

Charles E. Buchheit(3)                               924,191            3.3%

Richard J. Coburn(4)                                 635,970            2.3%

Richard A. Hansen(5)                                 419,956            1.5%

Joseph T. Brophy (6)                                 330,649            1.2%

Norman L. Milliard (7)                               212,334              *

Robert H. Steele (8,9)                               209,118              *

Willard F. Pinney, Jr. (8,10)                        144,799              *

Donald R. Allred (11)                                127,851              *

Ronald C. Derby (12)                                  30,000              *

All directors and officers of the Company
  as a group (9 persons) (13)                      3,034,868            10.5%

PMG Eagle Fund (14)                                2,595,000            9.3%

Orbis Pension Trustees Ltd (15)                    2,687,500            9.6%

----------

*    Less than 1%

(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 800 Connecticut Boulevard, East Hartford, Connecticut 06108.

(2) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of February 28, 2001 ("currently exercisable options") are treated as outstanding only for purposes of determining the amount and percent owned by such person or group.

(3) Includes 413,334 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan and 100,000 shares of Common Stock subject to currently exercisable warrants.

(4) Includes 175,001 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.

(5) Includes 20,214 shares of Common Stock and 12,388 shares of Common Stock subject to currently exercisable warrants held by Mr. Hansen's wife as custodian for their minor children. Includes 5,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan. Includes 346,535 shares of Common

     Stock subject to currently exercisable warrants held by PMG Capital Corp., of which Mr. Hansen is President.

(6) Includes 40,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan. Includes 250,000 shares of Common Stock that is issuable upon conversion of the Series C Stock.

(7) Includes 210,834 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.

(8) Includes 70,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.

(9) Includes 17,118 shares of Common Stock owned by Mr. Steele's wife and 1,500 shares of Common Stock subject to currently exercisable warrants issued to Mr. Steele's wife, as to all of which he disclaims beneficial ownership.

(10) Includes 30,000 shares of Common Stock subject to currently exercisable options granted to Murtha Cullina LLP, counsel to the Company, of which Mr. Pinney is a partner. Includes 25,000 shares of Common Stock that is issuable upon conversion of the Series C Stock.

(11) Includes 84,001 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.

(12) Includes 30,000 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan.

(13) Includes 1,128,170 shares of Common Stock subject to currently exercisable options granted pursuant to the 1995 Stock Incentive Plan, 275,000 shares of Common Stock issuable upon conversion of the Series C Stock and 460,423 shares of Common Stock subject to currently exercisable warrants.

(14) The address of PMG Eagle Fund is in care of Citco Fund Services Ltd., Corporate Centre, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands. Includes 687,500 shares subject to currently exercisable warrants.

(15) The address of Orbis Pension Trustees Ltd is 1 Connaught Place, London, England W2-2DY. Includes 687,500 shares subject to currently exercisable warrants.

Item 13. Certain Relationships and Related Transactions

Willard F. Pinney, Jr. is a partner of the law firm Murtha Cullina LLP, which serves as legal counsel to the Company.


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal year 2000.

(c)  Exhibit Listing

      Exhibit   Exhibit
        No.
      -------   -------
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

        3.5     Bylaws of the Company, as amended on Dec. 29, 1996 (2).

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

        10.29 Letter dated July 21, 1999 containing variations to agreement between Accent Color and SET dated Aug. 27, 1997 (7).

        10.30   Form of Securities  Purchase Agreement dated as of Nov. 30, 1999
                (8).

        10.31   Form of Warrant Agreement dated as of Nov. 30, 1999 (8).

        10.32   Form of Registration  Rights Agreement dated as of Nov. 30, 1999
                (8).

        10.33 Xerox Release and Settlement Agreement as of March 6, 2001 (filed herewith).

        23      Consent of PricewaterhouseCoopers LLP (filed herewith).

        24 Power of attorney pursuant to which this Form 10-K is signed by our directors (filed herewith).

(1) incorporated by reference from Accent Color's registration statement filed as Form S-3/A on Form S-2 (file no. 333-30130) on Feb. 24, 2000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of East Hartford, State of Connecticut, on March 28, 2001.

                                       ACCENT COLOR SCIENCES, INC.


                                       By /s/ Charles E. Buchheit
                                          -------------------------------------
                                          Charles E. Buchheit
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2001.

        Signature                          Title                      Date
        ---------                          -----                      ----

/s/ Charles E. Buchheit
--------------------------
    Charles E. Buchheit       President, Chief Executive Officer  March 28, 2001
                              (Principal Executive Officer)


/s/ Ronald C. Derby
--------------------------
    Ronald C. Derby           Chief Financial Officer             March 28, 2001
                              (Principal Financial and
                              Accounting Officer)


          *
--------------------------
    Joseph T. Brophy                 Director                     March 28, 2001


          *
--------------------------
    Richard J. Coburn                Director                     March 28, 2001


           *
--------------------------
    Richard A. Hansen                Director                     March 28, 2001


          *
--------------------------
    Norman L. Millard                Director                     March 28, 2001


          *
--------------------------
    Willard F. Pinney, Jr.           Director                     March 28, 2001


          *
--------------------------
    Robert H. Steele                 Director                     March 28, 2001


*By: Charles E. Buchheit
--------------------------
     Charles E. Buchheit

     Attorney-in-fact