Form 10-Q
period 2001-03-31
ACCENT COLOR SCIENCES INC
filed 2001-05-15
CIK 921898

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q



              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to ______

                               ------------------

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

     The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 27,163,007.



================================================================================

                           ACCENT COLOR SCIENCES, INC.

                                    FORM 10-Q

                  For The Quarterly Period Ended March 31, 2001

                                      INDEX

Part I.  Financial Information



Item 1.    Financial Statements.............................................   3

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations......... ..................................   9


Part II.  Other Information


Item 1.    Legal Proceedings................................................  12

Item 2.    Changes in Securities and Use of Proceeds........................  12

Item 3.    Defaults Upon Senior Securities..................................  12

Item 4.    Submission of Matters to a Vote of Security Holders..............  12

Item 5.    Other Information................................................  12

Item 6.    Exhibits and Reports on Form 8-K.................................  12



Signatures .................................................................  13

                           ACCENT COLOR SCIENCES, INC.
                            CONDENSED BALANCE SHEETS


                                                                           March 31,              December 31,
                                                                            2001                     2000
                                                                           ----                      ----
                                                                           (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                             $    934,709              $  1,089,488
  Accounts receivable                                                        172,071                   915,405
  Inventories (Note 3)                                                       453,813                   682,682
  Prepaid expenses and other current assets                                   94,123                   122,725
                                                                        ------------              ------------

     Total current assets                                                  1,654,716                 2,810,300

Fixed assets, net                                                            696,243                   758,999
Other assets, net                                                             89,651                    77,171
                                                                        ------------              ------------

     Total assets                                                       $  2,440,610              $  3,646,470
                                                                        ============              ============
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Obligations under capital leases                                      $     44,134              $     53,052

  Short-term debt  (Notes 4 and 6)                                         2,500,000                 2,500,000
  Accounts payable                                                           733,924                   870,237
  Accrued expenses                                                         1,161,710                 1,441,733
                                                                        ------------              ------------

     Total current liabilities                                             4,439,768                 4,865,022
                                                                        ------------              ------------

Obligations under capital leases                                              58,774                    70,068
Other long-term liabilities                                                  122,083                   126,059
                                                                        ------------              ------------

     Total non-current liabilities                                           180,857                   196,127
                                                                        ------------              ------------

     Total liabilities                                                     4,620,625                 5,061,149
                                                                        ------------              ------------


Mandatorily redeemable convertible preferred stock (Note 5)                2,378,494                 2,378,494
                                                                        ------------              ------------

Shareholders' equity  (deficit)
     Common stock, no par value, 50,000,000 shares                        51,388,957                51,383,707
      authorized, 27,163,181 shares issued and outstanding
    Accumulated deficit                                                  (55,947,466)              (55,176,880)
                                                                        ------------              ------------

     Total shareholders' equity (deficit)                                 (4,558,509)               (3,793,173)
                                                                        ------------              ------------


     Total liabilities, convertible preferred stock and
     shareholders' equity (deficit)                                     $  2,440,610              $  3,646,470
                                                                        ============              ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Three months ended March 31,
                                                                  2001                   2000
                                                                  ----                   ----
Revenue (Note 2)                                               $    558,209          $  1,146,026
Costs and expenses:
  Costs of production                                               559,752             1,253,598
  Research and development                                          244,316               682,329
  Marketing, general and administrative                             532,196               734,674
                                                               ------------          ------------

                                                                  1,336,264             2,670,601
                                                               ------------          ------------

Other (income) expense:
  Interest expense (Note 4)                                           4,273                97,199
  Interest income                                                   (11,742)              (25,461)
                                                               ------------          ------------
                                                                     (7,469)               71,738
                                                               ------------          ------------

Net loss                                                           (770,586)           (1,596,313)
                                                               ------------          ------------


Net loss applicable to common stock                            $   (770,586)         $ (1,596,313)
                                                               ============          ============

Net loss (basic and diluted) per common share:                 $       (.03)         $       (.07)
                                                               ============          ============

Weighted average common shares
  Outstanding                                                    27,163,181            21,816,455
                                                               ============          ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Three months ended March 31,
                                                                           2001                  2000
                                                                           ----                  ----
Cash flows from operating activities:
  Net loss                                                             $  (770,586)        $(1,596,313)
  Adjustments  to  reconcile  net loss to net cash used
     in operating activities:
     Depreciation and amortization                                         107,557             191,753
     Expense  related to stock,  warrants  and  options
       granted                                                               1,274              24,801
     Gain on disposal of fixed assets                                         (636)                 --
  Changes in assets and liabilities:
     Accounts receivable                                                   743,334             (51,581)
     Inventories                                                           143,477            (570,436)
     Prepaid expenses and other assets                                      28,602                 788
     Accounts payable and accrued expenses                                (416,336)            578,084
     Customer advances and deposits                                             --             245,000
     Deferred revenue                                                           --            (213,000)
                                                                       -----------         -----------

     Net cash (used in) operating activities                              (163,314)         (1,390,904)
                                                                       -----------         -----------

Cash flows from investing activities:
  Proceeds from sale of fixed assets                                        51,540                  --
  Purchases of fixed assets                                                 (9,856)             (5,300)
  Cost of patents                                                          (12,937)                 --
                                                                       -----------         -----------

       Net cash provided by (used in) investing
          activities                                                        28,747              (5,300)
                                                                       -----------         -----------

Cash flows from financing activities:
  Payment of capital lease obligations                                     (20,212)            (18,241)
  Net benefit from issuance of preferred stock                                  --             (18,351)
                                                                       -----------         -----------
         Net cash used in financing activities                             (20,212)            (36,592)
                                                                       -----------         -----------
   Net decrease in cash and cash equivalents                              (154,779)         (1,432,796)
   Cash and cash equivalents at beginning of period                      1,089,488           2,573,764
                                                                       -----------         -----------
   Cash and cash equivalents at end of period                          $   934,709         $ 1,140,968
                                                                       ===========         ===========

Supplemental disclosure
  Cash paid for:
     Interest                                                          $     4,273         $    64,482
                                                                       ===========         ===========

  Non-cash activities:
     Demonstration unit assembled from inventory                       $    85,392         $        --
                                                                       ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                     Common Stock                          Accumulated
                                                       Shares              Amount            Deficit              Total
                                                       ------              ------            -------              -----
December 31, 1999                                      21,072,578         49,147,942       $(53,298,443)       $ (4,150,501)

Conversion of
mandatorily
   redeemable convertible preferred stock               5,643,746          1,845,909                 --           1,845,909
Common stock issued to service provider                    10,000              4,844                 --               4,844
Exercise of  stock options                                436,857             95,562                 --              95,562
Adjustment due to cancellation of options                      --            289,450                 --             289,450
Net loss                                                       --                 --         (1,878,437)         (1,878,437)
                                                     ------------       ------------       ------------        ------------

December 31, 2000                                      27,163,181       $ 51,383,707        (55,176,880)         (3,793,173)

Adjustment due to cancellation of options                      --              5,250                 --               5,250
Net loss                                                       --                 --           (770,586)           (770,586)
                                                     ------------       ------------       ------------        ------------
March 31, 2001 (unaudited)                             27,163,181       $ 51,388,957       $(55,947,466)       $ (4,558,509)
                                                     ============       ============       ============        ============

   The accompanying notes are an integral part of these financial statements.

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The December 31, 2000 balance sheet has been derived from the Company's audited financial statements at that date. These interim condensed financial statements should be read in conjunction with Management's Discussion and Analysis and financial statements included in the Company's Annual Report for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Revenue is generally recognized upon product shipment. The Company has established warranty policies that, under specific conditions, enable customers to return products. The Company provides reserves for potential returns and allowances and warranty costs at the time of revenue recognition. As of March 31, 2001 and December 31, 2000, the Company has accrued warranty costs of $116,123 and $176,457, respectively.

3. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Inventories consist of the following:


                                          March 31,      December 31,
                                            2001            2000
                                            ----            ----
                                           (unaudited)

     Raw materials and components         $378,623       $559,393
     Work-in-process                         6,941         10,000
     Finished goods                         68,249        113,289
                                          --------       --------

                                          $453,813       $682,682
                                          ========       ========
4. Modification of Debt Terms

On August 2, 1999, the Company and IBM Corporation entered into an agreement to defer the interest payments owed by the Company to IBM arising out of the original Loan Agreement between the two companies dated July 21, 1998. This modification provided that the interest payments of approximately $63,000 due on the first day of each quarter during 1999 be deferred until December 31, 2000. During 2000 the Company paid its interest payments for each quarter as required by the original Loan Agreement. As of December 31, 2000 the Company was unable to repay the loan and the deferred interest from 1999, therefore IBM granted an extension until June 30, 2001. In lieu of interest payments, IBM has received discounts on their purchases of ink and spare parts (see Note 6).

                           ACCENT COLOR SCIENCES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.  Mandatorily Redeemable Convertible Preferred Stock

Mandatorily   redeemable  convertible  preferred  stock  consists  of  Series  B
Convertible Preferred Stock ("Series B Stock" and Series C Convertible Preferred Stock (`Series C Stock").

As of March 31, 2001, there were 2,666,670 shares of common stock reserved for issuance pursuant to the conversion of the outstanding 958 shares of Series B Stock.

On December 7, 1999, the Company completed an offering of 33,589 shares of Series C Stock. The shares of stock were sold at a purchase price of $100 per share. The Company's net proceeds from this issuance were $2,894,822. Additional issuance costs of $88,964 were incurred in the year 2000. The Series C Stock is convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.40 per share. As of March 31, 2001, there were 15,115 shares of Series C Stock that have been converted to 3,778,750 shares of common stock. As of March 31, 2001, the Company has reserved 4,618,500 shares of common stock for issuance pursuant to the conversion of the remaining 18,474 shares of Series C Stock that are outstanding.

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

A  reconciliation  of  mandatorily   redeemable   convertible   preferred  stock
outstanding is as follows:

                                                Series B Stock                     Series C Stock                   Total
                                                --------------                     --------------                   -----
                                             Shares          Amount             Shares            Amount
                                             ------          ------             ------            ------
December 31, 1999                             1,628       $ 1,418,545            33,589       $ 2,894,822       $ 4,313,367

Series B Stock conversions                     (670)         (583,799)               --                --          (583,799)

Series C Stock conversions                       --                --           (15,115)       (1,262,110)       (1,262,110)

Issuance costs for Series C Stock                --                --                --           (88,964)          (88,964)
                                        -----------       -----------       -----------       -----------       -----------
December 31, 2000 and
March 31, 2001 (unaudited)                      958       $   834,746            18,474       $ 1,543,748       $ 2,378,494
                                        ===========       ===========       ===========       ===========       ===========

6.  Subsequent Events

The Company has reached a settlement agreement with IBM providing for the termination of the Loan Agreement, Promissory Note and Stock Purchase Warrant and Registration Rights Agreement as of May 10, 2001. To fully satisfy the loan, the Settlement Agreement requires the Company to pay IBM $450,000 by June 30, 2001. In addition, the Company will transfer specific inventory to IBM which will continue to be warehoused by the Company, the Company will give IBM direct access to vendors and, if necessary, act as an intermediary with vendors for IBM. Also, the Company granted to IBM an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid up and royalty free license to make, have made on its behalf, use and sell the products and devices. The Product Purchase Agreement signed by the Company and IBM in April, 1996, as amended, is not affected by the settlement agreement.

                           ACCENT COLOR SCIENCES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quarter Ended March 31, 2001 compared to Quarter Ended March 31, 2000.

Total Net Sales. Total net sales were $558,000 for the three months ended March 31, 2001 compared to $1,146,000 for the three months ended March 31, 2000. The Company did not ship any Truecolor printing systems during the quarter ended March 31, 2001 due to a lack of new orders for Truecolor Systems from its remaining OEM customer, IBM. IBM experienced disappointing sales results in 2000 and began 2001 with a substantial inventory of Truecolor Systems. Consequently, the Company has focused its energies during the past quarter on development projects and the sale of consumables and spare parts. Development revenue was 47% of total net sales while sales of consumables and spare parts represented 53% of total net sales.

Backlog. The Company measures backlog based on purchase orders or commitments for consumables and spare parts that have not yet been shipped. As of March 31, 2001, the Company had a backlog for the year 2001 of approximately $149,000 as compared to over $10 million at March 31, 2000. The decline in backlog is attributable to the absence of new orders for Truecolor Systems offset only slightly by ongoing development projects.

Development Projects. The Company was engaged in two development projects for the three months ended March 31, 2001 which generated revenue of $261,000. There was no comparable activity for the three months ended March 31, 2000.

Consumables and Spare Parts Sales. Consumables and spare parts sales were $297,000 for the three months ended March 31, 2001 compared to $432,000 for the three months ended March 31, 2000. There have been no new printer installations in 2001, therefore the need for consumables has decreased by 31%.

Costs of Production. Costs of production were $560,000 for the three months ended March 31, 2001 as compared to $1,254,000 for the three months ended March 31, 2000. This decrease of 55% was attributed to the cessation of printer production in 2001 due to the lack of orders for new printers as of March 31, 2001.

Research and Development Expenses. Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts, including manufacturing prototype systems. Research and development expenses were $244,000 for the three months ended March 31, 2001, a decrease of 64% as compared to $682,000 for the three months ended March 31, 2000. The decrease in research and development was primarily attributable to a reduction in payroll, the related decrease in costs due to a reduction in personnel and a reduction of outside design work. The Company focused its energies on development projects that were funded.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $532,000 for the three months ended March 31, 2001 as compared to $735,000 for the three months ended March 31, 2000. This decrease of 28% was due to a reduction in payroll related costs.

Interest Expense and Other (Income) Expense. Interest expense was $4,000 for the three months ended March 31, 2001 as compared to $97,000 for the three months ended March 31, 2000. Interest income was $12,000 for the three months ended March 31, 2001 as compared to $25,000 for the three months ended March 31, 2000. In 2001 the Company stopped paying interest on the loan to IBM thus causing a decrease of 96% in interest expense. In lieu of interest payments, IBM received discounts on their purchases of ink and spare parts. Interest income decreased by 52% primarily because the Company utilized its existing cash to fund operations as it worked to develop additional industrial printing opportunities.

                           ACCENT COLOR SCIENCES, INC.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

During the latter part of 2000, the Company responded to the slow growth in the market for Truecolor Systems and indications that it would not receive orders for new Truecolor Systems in the foreseeable future during 2001 by concentrating its focus on opportunities in the field of industrial printing. The initial development contracts which the Company has succeeded in obtaining, such as its contract with Philip Morris, only slightly offset the loss of revenue associated with the cessation of any new orders for Truecolor Systems. The Company has reduced its personnel and production costs previously associated with the manufacture of Truecolor Systems but maintains a substantial engineering group for the development of industrial printing applications, the costs of which, to date, have been only partially covered by industrial printing development project revenues.

The Company cannot sustain its operations without additional capital and has been actively seeking opportunities for additional capital or a strategic partnering relationship or the sale of part or all of its operations. The Company has worked extensively with its investment bankers and advisors and is in direct discussion with third parties who may have an interest in some or all of the Company's technology and operations. These discussions are on-going. However, while the Company believes that they have identified parties with an interest in a portion of its business, it has received no commitments or statements of intent regarding any additional funding, strategic relationship or sale. The Company believes that its settlement agreement with IBM (discussed in footnote 6 of the financial statements and a copy which is filed as an exhibit to this report) concerning its indebtedness to IBM has improved its ability to seek additional funding or structure an alternative arrangement but there can be no assurance that any additional capital or alternative arrangement will be obtained or concluded.

The Company's need for funding is acute as it attempts to establish new lines of business in addition to its remaining activities associated with the installed base of Truecolor Systems. The Company is working diligently to secure funding or a transaction which will, under the circumstances, best serve the interests of the Company's creditors, customers, employees and shareholders.

Operating activities consumed $163,000 in cash during the first quarter of 2001 as compared to $1,391,000 consumed by operations during the first quarter of 2000. This decrease in cash utilized was primarily attributed to a reduced level of business activity.

Capital expenditures were $10,000 for the first quarter of 2001 as compared to $5,300 for the first quarter of 2000. Capital expenditures have been kept to a minimum. The Company has no significant capital expenditure commitments at March 31, 2001.

As of March 31, 2001, the Company's primary source of liquidity was cash and cash equivalents totaling $935,000. Based on the current operating plan of the Company, the primary requirements for cash through the remainder of this second quarter of 2001 will be to fund operating losses and for debt repayment and supplier payments. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including engineering and development requirements. The inability to obtain additional financing or to generate sufficient cash from operations will require the Company to reduce its activities, or otherwise to curtail or discontinue its operations.

The Company's current funds and anticipated revenues during the second quarter of 2001 are not expected to be sufficient to support its business plan and sustain its current operations. The Company is committed under its loan settlement agreement with IBM to pay IBM $450,000 by June 30, 2001. Based on its current operating plan, the Company anticipates that additional financing or an alternative transaction will be required in order to finance and sustain its operations beyond the second quarter of 2001.

                          ACCENT COLOR SCIENCES, INC.


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The foregoing statements and analysis contain forward-looking statements and information including information with respect to the Company's plans and strategy for its business. Such forward-looking statements are made pursuant to the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934, as amended, which were enacted as part of the Private Securities Litigation Reform Act of 1995. Forward-looking statements contained in the foregoing analysis include marketing, revenue and expenditure expectations, and other strategies and anticipated events. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, (i) the need to secure strategic relationships, additional capital and/or an alternative transaction such as a sale of a portion of its business in order to sustain operations; (ii) pursuant to our agreement with our secured lender (IBM) the need to satisfy the conditions set forth in the Settlement Agreement dated May 10, 2001 including a payment to IBM of $450,000 by June 30, 2001; (iii) the level of customer acceptance of the Company's products and the dependence of the Company on additional orders from current customers; (iv) the ability of the Company to raise capital sufficient to support its business plan; (v) the rights of customers of the Company to modify or cancel orders under the terms of related product purchase agreements; (vi) the dependence of the Company on third party suppliers for certain key technology elements; (vii) the dependence of the Company on third party marketing, distribution and support, including the control by the Company's OEM customers over the timing of the introduction of its products and the need for the Company to complete and satisfy extensive testing requirements of its products on a timely basis; (viii) the potential fluctuations in the Company's quarterly results of operations; and (ix) the ability of the Company to identify and procure additional industrial printing opportunities. Further information on factors that could cause actual results to differ from those anticipated is detailed in the Company's Annual Report for 2000 on Form 10-K as filed with the Securities and Exchange Commission. Any forward-looking information contained herein should be considered in light of these factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The financial statements as set forth under Item 1 of this report on Form 10-Q are incorporated herein by reference.

10.34  IBM Settlement Agreement as of May 10, 2001(filed herewith).

(b) Reports filed on Form 8-K

There were no reports on form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACCENT COLOR SCIENCES, INC.


      Dated May 14, 2001          By: /s/ Charles E. Buchheit
            -------------------       ---------------------------------------
                                             Charles E. Buchheit
                                      President and Chief Executive Officer



                                  By:/s/ Ronald C. Derby
                                     ----------------------------------------
                                               Ronald C. Derby
                                          Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

May 10, 2001
                              Settlement Agreement

     This Settlement Agreement is entered into this 20th day of April, 2001 by and between Accent Color Sciences, Inc., a Connecticut corporation having its principal place of business at 800 Connecticut Boulevard, East Hartford, Connecticut 06108 (hereafter, "ACS") and International Business Machine Corporation, a New York corporation, with its principal place of business at New Orchard Road, Armonk, New York 10504 ("IBM").

                                    Recitals

     Whereas ACS is in the business of developing and selling a certain printing system (the "Truecolor System") to IBM;

     And Whereas the parties also entered into a Loan Agreement, Promissory Note, Stock Purchase Warrant and Registration Rights Agreement, all on or about July 21, 1998;

     And Whereas the parties now wish to terminate the Loan Agreement, Promissory Note and Stock Purchase Warrant and Registration Rights Agreement between them and enter into this Settlement Agreement, specifying their rights and obligations going forward;


     Now Therefore, in consideration of the covenants set forth below and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

1.   Definitions.

1.1 "Loan Agreement" shall mean the Loan Agreement, Promissory Note, Stock Purchase Warrant and Registration Rights Agreement between the parties, all executed on or about July 21, 1998. Loan Agreement shall also include any other agreements ancillary to the agreements listed above.

1.2 "Product Purchase Agreement" shall mean the Product Purchase Agreement entered into by the parties on or about April 11, 1996, as amended by the parties from time to time.

1.3 "Truecolor System" means the printing system manufactured by ACS, as set forth in greater detail in the Product Purchase Agreement.

2.   Payment to IBM.

     No later than June 30, 2001, ACS shall pay to IBM Four Hundred and Fifty Thousand Dollars ($450,000). This payment shall be in full satisfaction of any and all amounts due to IBM under the Loan Agreement. All obligations of ACS under the Loan Agreement shall be deemed satisfied and paid in full upon payment of the $450,000.

3.   Hold Inventory for Use by IBM.

3.1 ACS shall hold its entire inventory of components, parts and supplies intended for use in the Truecolor Systems for inspection by representatives of IBM, who shall specify therefrom the items (hereinafter referred to as "Inventory") to be listed on Exhibit A, which the parties shall sign and attach to this Agreement. Items not placed on Exhibit A shall not be deemed Inventory pursuant to this Agreement and may be disposed of by ACS.

3.2 For a period of three (3) years from the date of this Settlement, ACS shall hold the Inventory at ACS's facility in East Hartford, Connecticut at no charge to IBM. Title to the Inventory shall remain with ACS until the items are released by ACS pursuant to IBM's written instructions. Any items of Inventory released to IBM pursuant to such written instructions shall be provided to IBM at no cost, except that IBM shall be responsible for the cost of any reasonable packing and shipping charges. If at the end of the three year period any items of Inventory still remain in ACS's possession, ACS shall so notify IBM. If IBM decides to acquire any of the items remaining in Inventory, IBM shall provide ACS with written shipping instructions and ACS shall ship to IBM the items of Inventory specified by IBM no later than thirty (30) days following ACS's receipt of IBM's shipping instructions. If, however, IBM does not provide written shipping instructions to ACS within thirty (30) days following IBM's receipt of the notice, then ACS may dispose of the Inventory as it wishes, with no further liability for the Inventory to IBM.

3.3 ACS shall not be liable to IBM for any damage or loss to the Inventory while the Inventory is in ACS's control and possession; provided, however, that ACS shall use reasonable care in holding the Inventory.

3.4 IBM shall reimburse ACS for any property taxes paid by ACS with respect to the Inventory, provided ACS shall present IBM with evidence of payment and the allocation of such taxes between the Inventory and other personal property of ACS in form and substance reasonably satisfactory to IBM.

4.   IBM's Right to Purchase under ACS's Contracts with Suppliers.

4.1 ACS represents that the only formal written vendor contract it has in place relating to Truecolor Systems is a contract entered into between ACS and Spectra Inc. ("Spectra") dated January 8, 1996 (hereafter referred to as the "Spectra Agreement")

4.2 ACS agrees to take one or more of the following actions with respect to the Spectra Agreement at the election of IBM from time to time: =

     a. ACS will use its reasonable best efforts to authorize IBM to purchase products pursuant to the Spectra Agreement the Spectra Agreement directly from Spectra, subject to any necessary approval of Spectra to such arrangement;

     b. ACS shall serve as a middleman and process orders under the Spectra Agreement as IBM shall require from time to time, in which event IBM shall reimburse ACS for the cost of any products so purchased from Spectra through ACS as incurred and for ACS's reasonable costs of shipping any such products to IBM; and

     c. ACS will assign its rights under the Spectra Agreement to IBM, subject to any necessary approval of Spectra, and take all actions reasonably required of it by IBM to permit IBM to deal directly with Spectra with respect to products associated with Truecolor Systems on terms specified in the Spectra Agreement or as otherwise negotiated by IBM directly with Spectra.

4.3 ACS will honor the open purchase orders listed in Exhibit B, and will continue to process purchase orders received from IBM until IBM can make arrangements to purchase components, parts and supplies directly from ACS's suppliers.

5.   Additional Orders for Truecolor Systems.

5.1 The parties acknowledge that as of the date of this Settlement Agreement, there are no pending orders from IBM for Truecolor Systems. In the event that IBM desires additional Truecolor Systems, however, IBM shall order them from ACS.

6.   Non-exclusive License of Intellectual Property to IBM.

6.1 Patents. Subject to the terms of this Agreement, ACS hereby grants to IBM and IBM accepts:

     a. An irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid up and royalty free license to make, have made on its behalf, use and sell the products and devices and/or utilize the design, concepts and applications reflected in the following patents:

          1.   # 5,602,624 (allowed 2/11/97).

          2.   # 5,729,817 (allowed 3/17/98)

          3.   # 5, 793,397 (allowed 8/11/98)

          4.   # 6,072,587 (allowed 6/6/00)

          5.   # 6,196,662 (allowed 3/6/01)

     b. An irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid up and royalty free license to make, have made on its behalf, use and sell the products and devices and/or utilize the design, concepts and applications reflected in the patents resulting from any ACS patent applications pending as of the date of this Settlement or filed within one hundred twenty (120) days following the date of this Settlement.

     c.   IBM shall have the right to sublicense the patents  referenced in this
          Section 6.1 to third parties for the sole purpose of using those third parties to provide products to IBM and to others (but only if providing products to others is reasonably necessary in order for the third parties to provide products to IBM). IBM shall provide to ACS in writing on January 2nd of each year the names and addresses of all sublicensees, and a copy of the sublicense agreement.

6.2 IBM shall have the right to sue a third party for patent infringement in IBM's name.

6.3  Other Intellectual Property.

     a. Subject to the terms of this Agreement, ACS hereby grants to IBM an irrevocable, perpetual, worldwide, non-exclusive, non-transferable, fully paid up and royalty free license to use the intellectual property listed on Exhibit C.

     b. In addition, IBM shall have the right to sublicense the intellectual property listed in Exhibit C, or any of it, to third parties for the sole purpose of using those third parties to provide products to IBM and to others (but only if providing products to others is reasonably necessary in order for the third parties to provide products to IBM). IBM shall provide to ACS in writing on January 2nd of each year the names and addresses of all sublicensees, and a copy of the sublicense agreement.

7.   Mutual Releases.

7.1 Release by ACS. ACS, for and in consideration of this Settlement Agreement and the sum of One Dollar ($1.00), the receipt of which is hereby acknowledged, has remised, released and forever discharged, and by these presents does for itself and its successors, remise, release and forever discharge IBM, its employees, officers, directors and agents (hereinafter, collectively "IBM") and its successors of and from all, and all manner of action and actions, cause and causes of actions, suits, debts, dues, sums of money, accounts, bonds, bills, specialties, covenants, contracts, agreements, promises, trespasses, damages, judgements, executions, claims and demands whatsoever, in law and equity which against IBM ACS ever had, now has, or which it or its successors can, shall or may have for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of these presents; provided, however, that ACS does not release IBM of the following obligations:

     a.   Any obligations of IBM created by this Settlement Agreement;

     b.   Any obligations of IBM contained in the Product Purchase Agreement;

     c. Reimbursement by IBM for ACS's costs of personnel dedicated to IBM matters in the agreed amount of Thirty Five Thousand Dollars ($35,000) for March 2001 and Thirty Five Thousand ($35,000) for April 2001; and

     d. Any amounts due to ACS under open or fulfilled purchase orders for inks, parts and supplies.

7.2 Release by IBM. IBM, for and in consideration of this Settlement Agreement and the sum of One Dollar ($1.00), the receipt of which is hereby acknowledged, has remised, released and forever discharged, and by these presents does for itself and its successors, remise, release and forever discharge ACS, its employees, officers, directors and agents (hereinafter, collectively "ACS") and its successors of and from all, and all manner of action and actions, cause and causes of actions, suits, debts, dues, sums of money, accounts, bonds, bills, specialties, covenants, contracts, agreements, promises, trespasses, damages, judgements, executions, claims and demands whatsoever, in law and equity which against ACS IBM ever had, now has, or which it or its successors can, shall or may have for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to the day of the date of these presents; provided, however, that IBM does not release ACS of the following obligations:

     a.   Any  obligations of ACS created by this Settlement  Agreement;  and

     b.   Any obligations of ACS contained in the Product Purchase Agreement.

8.   Miscellaneous.

8.1 Notices. Any notice, demand or request required or permitted to be given under this Agreement shall be either hand-delivered or deposited, postage prepaid, in the U.S. mail, certified or registered mail, addressed as follows:

     If to ACS:

     Accent Color Sciences, Inc.
     800 Connecticut Boulevard
     East Hartford, Connecticut 06108
     Attention:        Charles E. Buchheit

     If to IBM:

     International Business Machine Corporation
     6300 Diagonal Highway
     Boulder, Colorado 80301
     Attention: Gary Lorgan

     Changes to the foregoing individuals or addresses may be made by notice similarly given.

8.2 Choice of Law and Venue. This Agreement shall be governed by the laws of the State of Connecticut, without regard to its choice of law provisions

8.3 Entire Agreement. This Agreement is the entire agreement between IBM and ACS with respect to the matters set forth above. All other understandings (including but not limited to Loan Agreement), arrangements, promises or representations are replaced by this Agreement and may not be relied upon by either party. This Agreement may only be modified by a written amendment signed by both parties.

8.4 Force Majeur. Neither party shall be liable for delay in performance hereunder due to forces beyond its control, including but not limited to acts of God, fires, strikes or other labor disputes, acts of war or intervention by any governmental authority, and each party shall take steps to minimize any such delay.

8.5 Termination for Breach. This Agreement may be terminated by either party on thirty (30) days written notice in the event of a material breach by the other party; provided, however, that if the breaching party cures the breach within the 30-day period, the Agreement shall remain in full force and effect.

8.6 Contract Interpretation. Both parties have had an opportunity to review this Agreement with their respective legal counsel and have negotiated the terms of this Agreement to their satisfaction. In interpreting the meaning of any provision of this Agreement, the parties request that the tribunal

8.7 No Waiver. The waiver of any breach of this Agreement by the non-breaching party shall not constitute a waiver of any other breach or of any future breach of the same obligation.

8.8 Benefits. This Agreement shall be binding upon and inure to the benefit of the parties hereto and to their respective successors and assigns.


     To signify their acceptance of the terms and conditions set forth above, the parties have caused their authorized representatives to execute this Agreement as follows:


International Business Machine Corporation    Accent Color Sciences, Inc.



By: /s/ Gary P. Lorgan                        By: /s/ Charles E. Buchheit
   -----------------------------------            -----------------------------
    Gary P. Lorgan                                Charles E. Buchheit

Title: Director, Business Alliances            Title: President and CEO
        and Procurement

Date:  May 10, 2001                            Date:  May 11, 2001
       ------------                                   ------------

Exhibit A
                                      Inks

-------------------------------------------------------------------------------

 IBM Part No.           ACS Part No.          Color              Quantity
-------------------------------------------------------------------------------
 1402850                ACS2569               Green 569U               5
-------------------------------------------------------------------------------
 1402851                ACS2003               Magenta                  5
-------------------------------------------------------------------------------
 1402853                ACS2354               Green 354U               1
-------------------------------------------------------------------------------
 1402854                ACS2005               Warm Red                 4
-------------------------------------------------------------------------------
 1402855                ACS2010               Violet                   3
-------------------------------------------------------------------------------
 1402858                ACS2021               Orange 21                1
-------------------------------------------------------------------------------
 1402871                ACS2609               Maroon 871               2
-------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
PH7          7112-002   ASSY, 256 PRINTHEAD      A         40 EA          1    81000    6561       0       0     87561
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8211-001   ASSY, RESERVOIR MODULE   C         13 EA          1  35468.8 2872.97       0       0  38341.78
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       3688-002   BELT,PVC UL MAIN TRANPRT A         36 EA          1    30600  2478.6       0       0   33078.6
-----------------------------------------------------------------------------------------------------------------------
PH1          7112-002   ASSY, 256 PRINTHEAD      A          9 EA          1    18225 1476.23       0       0  19701.23
-----------------------------------------------------------------------------------------------------------------------
LOC2FLR      2774       FILTER, ELEMENT, RSRVR   C        136 EA          1  15327.2  1241.5       0       0   16568.7
-----------------------------------------------------------------------------------------------------------------------
9B1          2809       CABLE, SNSR, TEMP        C        120 EA          1    10224  828.14       0       0  11052.14
-----------------------------------------------------------------------------------------------------------------------
16A2         7999-003   ASSY, INTERCONNECT BOARD C         14 EA          1     8400   680.4       0       0    9080.4
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       8013-001   ASSY, DRIVE ROLL,XPRT    C         16 EA          1     7600   615.6       0       0    8215.6
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       7235-001   FAN, 5.7 WATT, 130CFM    C        185 EA          1     7400   599.4       0       0    7999.4
-----------------------------------------------------------------------------------------------------------------------
PH7          7724-002   ASSY,HEAD      INTERFACE C         55 EA          1  7301.25   591.4       0       0   7892.65
                        BOARD
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       7706-001   ROLLER, HEATED RETAINED  C         30 EA          1     7125  577.13       0       0   7702.13
-----------------------------------------------------------------------------------------------------------------------
PH4          6750-003   PLATE,   INSULATING  256 A        358 EA          1   6676.7  540.81       0       0   7217.51
                        JET
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       3215-009   ASSY,CNTRL PANEL 586     C          2 EA          1     6378  516.62       0       0   6894.62
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
MRB          7112-002   ASSY, 256 PRINTHEAD      A          3 EA          1     6075  492.08       0       0   6567.08
-----------------------------------------------------------------------------------------------------------------------
17A3         5850-002   ASSY,     MOTOR     STEP C        190 EA          1     6061  490.94       0       0   6551.94
                        CARRIAGE
-----------------------------------------------------------------------------------------------------------------------
PH5          7051-002   ASSY,PURGE HEATER        A        200 EA          1  1485.02  120.29    1005    3015    5625.3
-----------------------------------------------------------------------------------------------------------------------
PH1          7326-004   BEZEL, PRINTHEAD 256     C        182 EA          1   5177.9  419.41       0       0   5597.31
-----------------------------------------------------------------------------------------------------------------------
17A3         8770-001   ASSY,HALOGEN HEATER 230V C         30 EA          1     5100   413.1       0       0    5513.1
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8870-001   ASSY, INPUT LOOP MOTOR   C         11 EA          1     4763   385.8       0       0    5148.8
-----------------------------------------------------------------------------------------------------------------------
16A1         8021-001   ASSY, PLATEN,REAR        C         43 EA          1  4569.18   370.1       0       0   4939.28
-----------------------------------------------------------------------------------------------------------------------
17A3         8301-001   ASSY, IGUS TRACK W/BRKTS C        232 EA          1  4354.64  352.73       0       0   4707.37
-----------------------------------------------------------------------------------------------------------------------
PH4          7639-001   MOUNT, 300 DPI DROOL CUP A        541 EA          1     4328  350.57       0       0   4678.57
-----------------------------------------------------------------------------------------------------------------------
5A7          7993-001   MOTOR/CONTROL/5A SERVO   C         18 EA          1   4260.6  345.11       0       0   4605.71
-----------------------------------------------------------------------------------------------------------------------
150000       2101-007   ASSY, UMBILICAL HTR      C        109 EA          1  4118.02  333.56       0       0   4451.58
-----------------------------------------------------------------------------------------------------------------------
15A4         7726-002   ASSY,HEAD      AMPLIFIER C         88 EA          1  4116.64  333.45       0       0   4450.09
                        BOARD
-----------------------------------------------------------------------------------------------------------------------
17A3         8771-001   ASSY,HALOGEN HEATER 240V C         23 EA          1   3765.1  304.97   74.27   89.96    4234.3
-----------------------------------------------------------------------------------------------------------------------
16A1         6725-003   TUBE, INK PURGE,256 PH   A         19 EA          1     3705  300.11       0       0   4005.11
-----------------------------------------------------------------------------------------------------------------------
70           5378-002   ASSY, TOOL BELT REP      C          8 EA          1  3191.49  258.51   107.2   321.6   3878.81
-----------------------------------------------------------------------------------------------------------------------
6B5          3653       SCSI, PCA, CONFIGURED    C         14 EA          1     3290  266.49   65.66  196.98   3819.13
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       7658-001   RLR, IDLER,EXTRUDED      A         37 EA          1   3526.1  285.61       0       0   3811.71
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       7660-001   RLR, EXTRUDED,URETHANE   A         29 EA          1  3502.33  283.69       0       0   3786.02
-----------------------------------------------------------------------------------------------------------------------
5B6          8910-001   MOTOR/CNTR/5A            C         13 EA          1  3077.36  249.27       0       0   3326.63
                        SERVO/ILOOP
-----------------------------------------------------------------------------------------------------------------------
10B3         6667-002   FITTING, UMB BANJO MOD   C        441 EA          1  2888.55  233.97       0       0   3122.52
-----------------------------------------------------------------------------------------------------------------------
7B1          8947-001   ASSY,300DPI   PRTHD-TEST C          1 EA          1  2364.42  191.52  108.88  326.63   2991.44
                        VE
-----------------------------------------------------------------------------------------------------------------------
9B6          7912-001   SNSR,     PHOTO     PROX A         72 EA          1  2499.84  202.49       0       0   2702.33
                        10-30VDC
-----------------------------------------------------------------------------------------------------------------------
16A1         8019-001   ASSY, PLATEN,FRONT       C         22 EA          1  2337.72  189.36       0       0   2527.08
-----------------------------------------------------------------------------------------------------------------------
FLOOR3       7780-001   AC-DC POWER MODULE, LV   A          1 EA          1   2187.1  177.16       0       0   2364.26
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       7937-001   CABLE, SIGNAL 1          C        235 EA          1   1950.5  157.99       0       0   2108.49
-----------------------------------------------------------------------------------------------------------------------
15B2         5100-002   LEADSCREW & NUT, 6 PITCH C         13 EA          1     1885  152.69       0       0   2037.69
-----------------------------------------------------------------------------------------------------------------------
PH5          7637-002   PLATE, 300 DPI PH        C        100 EA          1     1865  151.07       0       0   2016.07
-----------------------------------------------------------------------------------------------------------------------
11B7         7659-001   RLR, PIVOT ARM,URETHANE  C         16 EA          1  1852.32  150.04       0       0   2002.36
-----------------------------------------------------------------------------------------------------------------------
16A3         7962-001   MACHINE PROCESSOR        A          2 EA          1     1836  148.72       0       0   1984.72
-----------------------------------------------------------------------------------------------------------------------
6C6          8086-001   ASSY,LIN.    ACT.   BELT A         16 EA          1     1764  142.88       0       0   1906.88
                        STEER
-----------------------------------------------------------------------------------------------------------------------
3C3          9024-001   KIT, LABELS IM, VE       C         94 EA          1    15.04    1.22  472.35 1417.05   1905.66
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
15A2         8692-002   ASSY, HEAD DRIVER BOARD  C          6 EA          1  1737.66  140.75       0       0   1878.41
-----------------------------------------------------------------------------------------------------------------------
9C7          6805-005   ASSY, REGULATOR BOARD,VE C         13 EA          1  1621.49  131.34       0       0   1752.83
-----------------------------------------------------------------------------------------------------------------------
PH1          7325-002   CLAMP, PRINTHEAD CLAMP   C        422 EA          1  1607.82  130.23       0       0   1738.05
-----------------------------------------------------------------------------------------------------------------------
9A5          4112       ASSY, SWITCH, E-STOP     C         38 EA          1   1592.2  128.97       0       0   1721.17
-----------------------------------------------------------------------------------------------------------------------
11B3         7228-001   BRUSH, STATIC 1/2, MOD.  C        242 EA          1     1573  127.41       0       0   1700.41
-----------------------------------------------------------------------------------------------------------------------
PH4          6821-002   ASSY, DROOL CUP W/HEATER A         32 EA          1   579.14   46.91     268     804   1698.05
-----------------------------------------------------------------------------------------------------------------------
15B4         5688-002   ASSY, LUNG PUMP          C          7 EA          1  1536.71  124.47       0       0   1661.18
-----------------------------------------------------------------------------------------------------------------------
50000000     8700-001   FILTER, EMI, 3PH, 36 AMP C          6 EA          1   1455.6   117.9       0       0    1573.5
-----------------------------------------------------------------------------------------------------------------------
6A7          5391       TOOL,  SHAFT  ARM,  BELT A         20 EA          1     1400   113.4       0       0    1513.4
                        REP
-----------------------------------------------------------------------------------------------------------------------
CUST-RTN     6463-002   ASSY, IF CARD,VE         C          1 EA          1     1380  111.78       0       0   1491.78
-----------------------------------------------------------------------------------------------------------------------
50000000     8701-001   FILTER, EMI, 3PH, 50 AMP C          4 EA          1  1290.64  104.54       0       0   1395.18
-----------------------------------------------------------------------------------------------------------------------
4A1          7939-001   CABLE, POWER 3           C        236 EA          1   1227.2    99.4       0       0    1326.6
-----------------------------------------------------------------------------------------------------------------------
10C6         7452-001   LABEL,SELF-LAMINATE,LASERA      30582             1  1223.28   99.09       0       0   1322.37
-----------------------------------------------------------------------------------------------------------------------
100000       5983-001   PULLEY, MOD,3mmP, .31 ID C         87 EA          1     1218   98.66       0       0   1316.66
-----------------------------------------------------------------------------------------------------------------------
PH6          6824-001   CUP, DROOL               A        205 EA          1  1200.69   97.26       0       0   1297.94
-----------------------------------------------------------------------------------------------------------------------
11A2         3034       BRG, BALL                C        218 EA          1     1199   97.12       0       0   1296.12
-----------------------------------------------------------------------------------------------------------------------
3A4          5390       BRKT, FLOAT, BELT REP.   A         23 EA          1     1196   96.88       0       0   1292.88
-----------------------------------------------------------------------------------------------------------------------
REC-INS      3099-002   ASSY, PCB BAIL SENSOR    C         29 EA          1   1183.2   95.84       0       0   1279.04
-----------------------------------------------------------------------------------------------------------------------
1500         2611       ENCODER,  HIGH  RES  500 C          5 EA          1     1150   93.15       0       0   1243.15
                        RPM
-----------------------------------------------------------------------------------------------------------------------
80           7144-003   ASSY, SSR BOARD          C          5 EA          1   1131.1   91.62       0       0   1222.72
-----------------------------------------------------------------------------------------------------------------------
9B5          8293-001   SNSR,               BELT C        185 EA          1  1119.25   90.66       0       0   1209.91
                        STEERING,90DEG
-----------------------------------------------------------------------------------------------------------------------
7A2          5379-002   TOOL, SHAFT, BELT REP    A         19 EA          1     1102   89.26       0       0   1191.26
-----------------------------------------------------------------------------------------------------------------------
10000000     246        STANDOFF, PC BOARD 25MM  A        958 EA          1   1101.7   89.24       0       0   1190.94
-----------------------------------------------------------------------------------------------------------------------
PH1          8945-001   BRKT, BELT CURL, VE      C        268 EA          1   1098.8      89       0       0    1187.8
-----------------------------------------------------------------------------------------------------------------------
11A3         4809       SWITCH, INTERLOCK, SPST  C        137 EA          1  1059.01   85.78       0       0   1144.79
-----------------------------------------------------------------------------------------------------------------------
16A2         8119-001   PWR SPLY,COMPUTER 300W   C         13 EA          1     1053   85.29       0       0   1138.29
-----------------------------------------------------------------------------------------------------------------------
4A5          4329-002   SCSI   CABLE   40'   M/M C          3 EA          1     1041   84.32       0       0   1125.32
                        PLENUM
-----------------------------------------------------------------------------------------------------------------------
6B2          7428-001   TOOL, PLCC EXTRACTION    C         52 EA          1   1037.4   84.03       0       0   1121.43
-----------------------------------------------------------------------------------------------------------------------
400          8240-002   ASSY, BASIN MOTOR SENSOR C          7 EA          1  1033.55   83.72       0       0   1117.27
-----------------------------------------------------------------------------------------------------------------------
LOC2B4       255        TUBING, SILICONE, CLEAR, C       9795 IN         12  1020.31   82.65       0       0   1102.96
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
FLOOR4       8285-001   BACWARD CURVED IMPELLAR  C         13 EA          1     1014   82.13       0       0   1096.13
-----------------------------------------------------------------------------------------------------------------------
5C6          5381       TOOL,MOUNT    XPORT,BELT A         19 EA          1      969   78.49       0       0   1047.49
                        REP
-----------------------------------------------------------------------------------------------------------------------
1000000      6387-001   SCREW, BASE LEVELING     C        121 EA          1   937.75   75.96       0       0   1013.71
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       9076-001   ASSY,HEATED  ROLLER  FRU C          2 EA          1   739.09   59.87   50.25  150.75    999.95
                        VE
-----------------------------------------------------------------------------------------------------------------------
3A4          5386       BRKT, LOCK, BELT REP.    A         19 EA          1      912   73.87       0       0    985.87
-----------------------------------------------------------------------------------------------------------------------
6A5          2109       ASSY, RLR, MOUNT         C         23 EA          1      851   68.93       0       0    919.93
-----------------------------------------------------------------------------------------------------------------------
9A6          4496       HTR,1"WX20"L,120V/240V   A         54 EA          1   843.48   68.32       0       0     911.8
-----------------------------------------------------------------------------------------------------------------------
9C4          7617-001   SIMM, 16MB DENSITRON     C         21 EA          1      840   68.04       0       0    908.04
-----------------------------------------------------------------------------------------------------------------------
30           7110-001   ASSY, OUTPUT MOTOR       C          4 EA          1      834   67.55       0       0    901.55
-----------------------------------------------------------------------------------------------------------------------
6B7          3699-002   ASSY, FAN,12VDC          C         48 EA          1   822.72   66.64       0       0    889.36
-----------------------------------------------------------------------------------------------------------------------
11C3         7811-001   ASSY,  LIGHT PRINTER     C         32 EA          1   314.27   25.46   188.8  358.72    887.25
-----------------------------------------------------------------------------------------------------------------------
400          8306-001   ASSY,BASIN         VALVE C         20 EA          1    814.2   65.95       0       0    880.15
                        BLK/PIST
-----------------------------------------------------------------------------------------------------------------------
4000         8230-002   ASSY, BASIN HEATER       C         29 EA          1   812.58   65.82       0       0     878.4
-----------------------------------------------------------------------------------------------------------------------
5B5          7354-001   WHEEL, SMALL ENCODER     C         69 EA          1   790.05   63.99       0       0    854.04
-----------------------------------------------------------------------------------------------------------------------
6000000      4081       PULLEY,   3/8P   48G,3/4 C         26 EA          1    782.6   63.39       0       0    845.99
                        BORE
-----------------------------------------------------------------------------------------------------------------------
9C5          7336-001   ASSY, LASER, TOF         C         17 EA          1      765   61.97       0       0    826.97
-----------------------------------------------------------------------------------------------------------------------
PH5          8884-001   THERMISTOR,100K,PHEAD    C        218 EA          1      763    61.8       0       0     824.8
-----------------------------------------------------------------------------------------------------------------------
PH2          3518       SCREW,  CAPTIVE,   M6X35 A        136 EA          1    761.6   61.69       0       0    823.29
                        SST
-----------------------------------------------------------------------------------------------------------------------
3000         3091-002   GUIDE,  EDGE,   PARALLEL C         41 EA          1   748.25   60.61       0       0    808.86
                        ROD
-----------------------------------------------------------------------------------------------------------------------
5C6          5380       TOOL,CENTER    LINK,BELT A         21 EA          1      714   57.83       0       0    771.83
                        REP
-----------------------------------------------------------------------------------------------------------------------
500          8319-002   ASSY, BASIN LINKAGE      C         21 EA          1   711.06    57.6       0       0    768.66
-----------------------------------------------------------------------------------------------------------------------
6000         8479-001   TOOL, TEMP WAND          C         30 EA          1    146.7   11.88  150.75  452.25    761.58
-----------------------------------------------------------------------------------------------------------------------
LOC2D1       6341-001   GUAGE,     FORCE    BELT A          5 EA          1   704.25   57.04       0       0    761.29
                        TENSION
-----------------------------------------------------------------------------------------------------------------------
PH5          6264-001   SPACER, HIB NYLON        A       1087 EA          1   689.16   55.82       0       0    744.98
-----------------------------------------------------------------------------------------------------------------------
3000         8136-001   ROD,PARALLEL GUIDE,VE    A         34 EA          1      680   55.08       0       0    735.08
-----------------------------------------------------------------------------------------------------------------------
5B3          4083       BELT,   TIMING,    3/8P, C         70 EA          1      665   53.87       0       0    718.87
                        64GRV
-----------------------------------------------------------------------------------------------------------------------
PH2          8677-001   WEDGE, UMBILICAL BLOCK   C        573 EA          1   658.95   53.37       0       0    712.32
-----------------------------------------------------------------------------------------------------------------------
17A1         8212-002   ASSY, RESERVOIR PCB      C          3 EA          1    630.6   51.08       0       0    681.68
-----------------------------------------------------------------------------------------------------------------------
10000        7977-001   PULLEY, MOD,3/8P,10 GRV  A         31 EA          1      620   50.22       0       0    670.22
-----------------------------------------------------------------------------------------------------------------------
5A5          8977-001   BLOCK, HEATED UMBILICAL  C         10 EA          1      620   50.22       0       0    670.22
-----------------------------------------------------------------------------------------------------------------------
300000       8303-001   SHAFT, LOOP ROLLERS      A         31 EA          1      620   50.22       0       0    670.22
-----------------------------------------------------------------------------------------------------------------------
LOC2F7       8639-001   BRUSH,STATIC,OUTPUT      C         22 EA          1   616.88   49.97       0       0    666.85
                        PAPER
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
3C4          8144-001   PULLEY,VE           INPT C         22 EA          1    611.6   49.54       0       0    661.14
                        LOOP,68GRV
-----------------------------------------------------------------------------------------------------------------------
8B6          8885-002   ASSY,   HEAD   PWR   BRD C          2 EA          1   479.76   38.86    26.8    80.4    625.82
                        CONFIG
-----------------------------------------------------------------------------------------------------------------------
6000         5382       TOOL, HANDLE, BELT REP.  A         19 EA          1      570   46.17       0       0    616.17
-----------------------------------------------------------------------------------------------------------------------
CABINET      5025       Q-SEAL                   A       5258 EA       1000   562.61   45.57       0       0    608.18
-----------------------------------------------------------------------------------------------------------------------
LOC2G5       4328-002   CABLE,   37  SUB-D   40' C          3 EA          1      555   44.96       0       0    599.96
                        PLENU
-----------------------------------------------------------------------------------------------------------------------
5A6          5360       GUIDE, PAPER RLR SCREW   A         41 EA          1   551.45   44.67       0       0    596.12
-----------------------------------------------------------------------------------------------------------------------
6A2          6985-001   ASSY, AIR PUMP           C          4 EA          1      550   44.55       0       0    594.55
-----------------------------------------------------------------------------------------------------------------------
PH1          7638-002   ASSY, PLATE 300 DPI PH   C          7 EA          1   307.94   24.94   58.63  175.88    567.38
-----------------------------------------------------------------------------------------------------------------------
3C1          6934-002   SNSR, REFLECTIVE ARRAYED C          7 EA          1   498.75    40.4       0       0    539.15
-----------------------------------------------------------------------------------------------------------------------
11A4         5650-004   ASSY,    TOP   OF   FORM C          5 EA          1    498.1   40.35       0       0    538.45
                        SENSORS
-----------------------------------------------------------------------------------------------------------------------
8C4          8955-001   SNSR, CURRENT 50A CONFIG C          5 EA          1      475   38.48    1.48     2.8    517.75
-----------------------------------------------------------------------------------------------------------------------
PH4          6663-002   STUD, 10-32 HYDROLIC     C        236 EA          1      472   38.23       0       0    510.23
-----------------------------------------------------------------------------------------------------------------------
PH6          8130-001   BRACKET, HIB TOP         A         97 EA          1   470.45   38.11       0       0    508.56
-----------------------------------------------------------------------------------------------------------------------
PH3          6501-002   PIN    DOWEL,1/8X7/8   L A        512 EA          1   465.92   37.74       0       0    503.66
                        W/LED
-----------------------------------------------------------------------------------------------------------------------
5A2          7646-001   WHEEL, ENCODER,300 DPI   C         17 EA          1      442    35.8       0       0     477.8
-----------------------------------------------------------------------------------------------------------------------
3000000      6257-001   SHAFT, OUTLOOP DRIVE     A         20 EA          1      440   35.64       0       0    475.64
-----------------------------------------------------------------------------------------------------------------------
4B2          8123-002   HARN, PURGE TUBE,PWR     C         64 EA          1    435.2   35.25       0       0    470.45
-----------------------------------------------------------------------------------------------------------------------
1500         8676-001   ASSY,       PLATEN,FRONT C          3 EA          1      432   34.99       0       0    466.99
                        SENSOR
-----------------------------------------------------------------------------------------------------------------------
9B2          3146       BRUSH, ANTI-STATIC       C         42 EA          1    430.5   34.87       0       0    465.37
-----------------------------------------------------------------------------------------------------------------------
9B2          8207-001   RLY/PW/12VDC/30AMP/DPSTNDC          8 EA          1      420   34.02       0       0    454.02
-----------------------------------------------------------------------------------------------------------------------
16A2         7802-002   ASSY, ISA  CARD          C          2 EA          1   414.74   33.59       0       0    448.33
-----------------------------------------------------------------------------------------------------------------------
PH6          6821-003   ASSY, DROOL CUP W/HEATER A          8 EA          1   158.82   12.86      67     201    439.69
-----------------------------------------------------------------------------------------------------------------------
9000         7618-001   FAN, DENSITRON           C          9 EA          1      405   32.81       0       0    437.81
-----------------------------------------------------------------------------------------------------------------------
900          8926-001   ASSY, PURGE FIXTURE PCB  C         10 EA          1      400    32.4       0       0     432.4
-----------------------------------------------------------------------------------------------------------------------
6C3          8028-001   HOUSING,BRG,BELT         A         49 EA          1   397.39   32.19       0       0    429.58
                        STEERING
-----------------------------------------------------------------------------------------------------------------------
15C3         8675-001   ASSY, PLATEN,REAR,SENSOR C          3 EA          1   394.26   31.94       0       0     426.2
-----------------------------------------------------------------------------------------------------------------------
7000         6926-001   BLOCK, CAM TOP           A         57 EA          1   390.45   31.63       0       0    422.08
-----------------------------------------------------------------------------------------------------------------------
7000         6924-001   BLOCK, CAM BOTTOM        A         57 EA          1   390.45   31.63       0       0    422.08
-----------------------------------------------------------------------------------------------------------------------
PH7          7640-002   ASSY, 300 DPI DROOL CUP  A         10 EA          1   266.22   21.56    33.5   100.5    421.78
-----------------------------------------------------------------------------------------------------------------------
PH5          8332-001   STANDOFF F-F M4X22MM LG  A        265 EA          1    386.9   31.34       0       0    418.24
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
LOC2A3       5385       ASSY, LOCK MNT,BELT REP. A          4 EA          1   261.56   21.19    33.5   100.5    416.75
-----------------------------------------------------------------------------------------------------------------------
FLOOR        4393       WASHER,  SHLDR,  INSLTNG C       1000 EA          1      380   30.78       0       0    410.78
                        #4
-----------------------------------------------------------------------------------------------------------------------
100          3038-002   ROLLER, BELT BACK-UP     A         44 EA          1      374   30.29       0       0    404.29
-----------------------------------------------------------------------------------------------------------------------
PH6          8129-002   BRKT, HIB BOTTOM         C         70 EA          1    367.5   29.77       0       0    397.27
-----------------------------------------------------------------------------------------------------------------------
16A1         8020-001   ASSY, PLATEN,FRONT,BTM   C          3 EA          1   360.78   29.22       0       0       390
-----------------------------------------------------------------------------------------------------------------------
LOC2A4       5384       PIN,               QUICK A         19 EA          1   354.16   28.69       0       0    382.85
                        DISCONNECT,3.5
-----------------------------------------------------------------------------------------------------------------------
1100         8141-001   SPACER,.5IDX.62OD,.O94LG A        166 EA          1   345.28   27.97       0       0    373.25
-----------------------------------------------------------------------------------------------------------------------
LOC2A4       5392       PIN,QUICK     DISCONNECT A         19 EA          1   325.85   26.39       0       0    352.24
                        2"LG
-----------------------------------------------------------------------------------------------------------------------
5000         8710-001   CKT BRKR/30A/4POLE/400V  C          5 EA          1    322.2    26.1       0       0     348.3
-----------------------------------------------------------------------------------------------------------------------
16A1         8022-001   ASSY, PLATEN,REAR,BTM    C          3 EA          1   318.78   25.82       0       0     344.6
-----------------------------------------------------------------------------------------------------------------------
10000000     2102       FITG,    CONN(MOD),    M A         18 EA          1   316.26   25.62       0       0    341.88
                        1/8TBG
-----------------------------------------------------------------------------------------------------------------------
LOC2D3       3678       O-RING, UMBILICAL        C        142 EA          1    312.4    25.3       0       0     337.7
-----------------------------------------------------------------------------------------------------------------------
3A5          8534-001   SHAFT, BELT TENSION TOOL A         25 EA          1      300    24.3       0       0     324.3
-----------------------------------------------------------------------------------------------------------------------
10A2         295        FITTING,             TEE C        310 EA          1    297.6   24.11       0       0    321.71
                        1/8X1/16X1/8
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       6542-001   ROD, DANCER              C         23 EA          1    294.4   23.85       0       0    318.25
-----------------------------------------------------------------------------------------------------------------------
10B4         8151-001   PULLEY, OUTPUT MOTOR     C         21 EA          1      294   23.81       0       0    317.81
-----------------------------------------------------------------------------------------------------------------------
CUST-RTN     8692-002   ASSY, HEAD DRIVER BOARD  C          1 EA          1   289.61   23.46       0       0    313.07
-----------------------------------------------------------------------------------------------------------------------
8000000      8484-001   BRKT, PURGE TUBE,TOP     A         24 EA          1   286.08   23.17       0       0    309.25
-----------------------------------------------------------------------------------------------------------------------
11C5         8043-001   GUIDE,URETH    RL   FIXD A         31 EA          1   283.65   22.98       0       0    306.63
                        PAPER
-----------------------------------------------------------------------------------------------------------------------
8A3          9140-001   SHIELD,             TEMP C         99 EA          1   282.15   22.85       0       0       305
                        SENSOR,PURGE
-----------------------------------------------------------------------------------------------------------------------
9B6          7576-001   FUSE/4A/250/.25X1.25/SB  C        426 EA          1   281.16   22.77       0       0    303.93
-----------------------------------------------------------------------------------------------------------------------
PH5          8961-001   TIE,   CABLE   3.625",HI C        500 EA          1   280.55   22.72       0       0    303.27
                        TEMP
-----------------------------------------------------------------------------------------------------------------------
9B2          2677       BRUSH, STATIC,WIRE, 1/2  C         28 EA          1    278.6   22.57       0       0    301.17
-----------------------------------------------------------------------------------------------------------------------
1000         7699-001   ROLLER, STUD MOUNT PINCH C         21 EA          1    268.8   21.77       0       0    290.57
-----------------------------------------------------------------------------------------------------------------------
8B2          8889-001   FRU,UMBILICAL            C          5 EA          1   265.42    21.5       0       0    286.92
                        FITTINGS,VE
-----------------------------------------------------------------------------------------------------------------------
9B4          7949-001   ASSY, SNSR ROLLER SPEED  C         20 EA          1      260   21.06       0       0    281.06
-----------------------------------------------------------------------------------------------------------------------
3A3          8846-001   ASSY,SILICONE NIP RLR RH C          7 EA          1      259   20.98       0       0    279.98
-----------------------------------------------------------------------------------------------------------------------
PH5          8171-002   COVER, PRINTHEAD HIB     C        114 EA          1    256.5   20.78       0       0    277.28
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
7A5          7978-001   SHAFT, DANCER,RLR        A         16 EA          1      256   20.74       0       0    276.74
-----------------------------------------------------------------------------------------------------------------------
70000        6925-001   BLOCK, CAM MIDDLE        A         37 EA          1   253.45   20.53       0       0    273.98
-----------------------------------------------------------------------------------------------------------------------
6C2          4082       PULLEY,     3/8P,15G,5/8 C         23 EA          1   251.16   20.34       0       0     271.5
                        BORE
-----------------------------------------------------------------------------------------------------------------------
500          7539-001   CKT BRKR/DUAL 20A HI     C          8 EA          1   249.76   20.23       0       0    269.99
-----------------------------------------------------------------------------------------------------------------------
30000000     6812-003   PLATE, REGULATOR         A         15 EA          1    247.5   20.05       0       0    267.55
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       9056-001   TUBING,   SHRINK,   .375 C        960 IN         12      236   19.12       0       0    255.12
                        BLUE
-----------------------------------------------------------------------------------------------------------------------
10000        6666-003   FITTING,UMBILICAL,BASE   C         47 EA          1      235   19.04       0       0    254.04
-----------------------------------------------------------------------------------------------------------------------
LOC2A3       7338-001   TUBING,  SILICONE  1/16" C      15636 IN         12   234.54      19       0       0    253.54
                        ID
-----------------------------------------------------------------------------------------------------------------------
10000        8873-001   PULLEY, MOD,3mmP X .25ID C         20 EA          1      232   18.79       0       0    250.79
-----------------------------------------------------------------------------------------------------------------------
7000         6343-001   CHANNEL, FORCE GAUGE     A         29 EA          1      232   18.79       0       0    250.79
-----------------------------------------------------------------------------------------------------------------------
70000        6344-001   CHANNEL,   FORCE  GAUGE, A         29 EA          1      232   18.79       0       0    250.79
                        MTG
-----------------------------------------------------------------------------------------------------------------------
4000         8222-002   ASSY, BASIN LED          C         30 EA          1    229.8   18.61       0       0    248.41
-----------------------------------------------------------------------------------------------------------------------
6A6          5358       GUIDE, PAPER ROLLER      A         25 EA          1   228.75   18.53       0       0    247.28
-----------------------------------------------------------------------------------------------------------------------
60000        8976-001   BLOCK, PURGE FIXTURE MTG C          3 EA          1    223.5    18.1       0       0     241.6
-----------------------------------------------------------------------------------------------------------------------
3B1          8847-001   ASSY,  SILICONE  NIP RLR C          6 EA          1      222   17.98       0       0    239.98
                        LH
-----------------------------------------------------------------------------------------------------------------------
300          6390-001   ASSY, RLR, MOUNT, LEFT   C          6 EA          1      222   17.98       0       0    239.98
-----------------------------------------------------------------------------------------------------------------------
9C5          7884-001   RLY/SS/10A/240V/PF240D25 C         19 EA          1    216.6   17.54       0       0    234.14
-----------------------------------------------------------------------------------------------------------------------
300          7859-001   PLATE, GUIDE,DANCER      A         34 EA          1    215.9   17.49       0       0    233.39
-----------------------------------------------------------------------------------------------------------------------
PH3          8150-001   ASSY, 6IN UMBILICAL HTR  C         11 EA          1    214.5   17.37       0       0    231.87
-----------------------------------------------------------------------------------------------------------------------
90           2596       FAN,   24V,100  CFM,BALL C          8 EA          1    213.6    17.3       0       0     230.9
                        BRG
-----------------------------------------------------------------------------------------------------------------------
11A3         5497       BRG, SPH, .5 ID  .875 OD A         27 EA          1   213.03   17.26       0       0    230.29
-----------------------------------------------------------------------------------------------------------------------
11A6         8848-001   BELT, TMG NO-SLIDE,56"   C         13 EA          1   211.64   17.14       0       0    228.78
-----------------------------------------------------------------------------------------------------------------------
9A2          8984-001   FUSE/5A/250V/5x20/UL,CSA C         36 EA          1   203.04   16.45       0       0    219.49
-----------------------------------------------------------------------------------------------------------------------
400          8305-001   ASSY, BASIN TOP COVER    C         21 EA          1   199.92   16.19       0       0    216.11
-----------------------------------------------------------------------------------------------------------------------
8000000      7153-001   BAR, INSULATOR           A         21 EA          1    197.4   15.99       0       0    213.39
-----------------------------------------------------------------------------------------------------------------------
4000         8839-001   FRU,RES MOTOR SENSOR VE  C         25 EA          1    196.5   15.92       0       0    212.42
-----------------------------------------------------------------------------------------------------------------------
5B3          8133-001   BELT,TIMING,3MMPX157GX9MMC         43 EA          1   191.78   15.53       0       0    207.31
-----------------------------------------------------------------------------------------------------------------------
10B7         7979-001   SPACER, DANCER BEARING   A         34 EA          1    183.6   14.87       0       0    198.47
-----------------------------------------------------------------------------------------------------------------------
LOC2G7       444        3 1/2" FLOPPY DRIVE      C          4 EA          1      180   14.58       0       0    194.58
-----------------------------------------------------------------------------------------------------------------------
70000        7154-001   ANGLE, MOUNT             A         26 EA          1   177.06   14.34       0       0     191.4
-----------------------------------------------------------------------------------------------------------------------
PH3          7113-001   ASSY, CUP/BLOCK HEATER   C         19 EA          1   174.42   14.13       0       0    188.55
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
7B3          5387       LOCK, BELT REP.          A         19 EA          1   173.85   14.08       0       0    187.93
-----------------------------------------------------------------------------------------------------------------------
8A5          3548       ADHESIVE, LOCTITE, 609   A          8 EA          1   172.56   13.98       0       0    186.54
-----------------------------------------------------------------------------------------------------------------------
3B2          8480-001   WAND, TEMP               A         72 EA          1    169.2   13.71       0       0    182.91
-----------------------------------------------------------------------------------------------------------------------
9A7          7952-002   ASSY, TEMP SENSOR        C         20 EA          1      167   13.53       0       0    180.53
-----------------------------------------------------------------------------------------------------------------------
800000       7860-001   SPACER, DANCER SHAFT     A         34 EA          1    163.2   13.22       0       0    176.42
-----------------------------------------------------------------------------------------------------------------------
10A1         7470-001   SCREW,SHS      .25X.38LG A        100 EA          1      163    13.2       0       0     176.2
                        SHLDR
-----------------------------------------------------------------------------------------------------------------------
PH3          8934-001   FITTING,SWIVEL     ELBOW C         87 EA          1   161.17   13.05       0       0    174.22
                        MALE
-----------------------------------------------------------------------------------------------------------------------
PH5          6825-001   BLOCK, CUP MOUNT         A        129 EA          1    158.8   12.86       0       0    171.66
-----------------------------------------------------------------------------------------------------------------------
10A5         5395       SPRING, COMP. 12.9 LB    A         99 EA          1   147.51   11.95       0       0    159.46
-----------------------------------------------------------------------------------------------------------------------
500          7538-001   CKT,BRKR/DUAL 15A        C          5 EA          1    147.5   11.95       0       0    159.45
-----------------------------------------------------------------------------------------------------------------------
PH4          6753-002   WSHR, INSUL, .2IDX.5OD   A        115 EA          1   143.75   11.64       0       0    155.39
-----------------------------------------------------------------------------------------------------------------------
PH1          6499-003   BLOCK,         PRINTHEAD C         13 EA          1   141.05   11.43       0       0    152.48
                        MANIFOLD
-----------------------------------------------------------------------------------------------------------------------
100          2947       RING, TOLERANCE, 45 X 10 A         70 EA          1      140   11.34       0       0    151.34
-----------------------------------------------------------------------------------------------------------------------
10A1         6071-001   SPHERE, FORCE DIAL, 1"   A         28 EA          1    135.8      11       0       0     146.8
-----------------------------------------------------------------------------------------------------------------------
9A5          4378       SWITCH,     THERMAL,125C C         32 EA          1   135.36   10.96       0       0    146.32
                        OPEN
-----------------------------------------------------------------------------------------------------------------------
8B3          5389       LEVER, LOCK, BELT REP.   A         20 EA          1      135   10.94       0       0    145.94
-----------------------------------------------------------------------------------------------------------------------
9A1          6016-001   SWITCH,     THERMAL,135C C         21 EA          1    132.3   10.72       0       0    143.02
                        OPEN
-----------------------------------------------------------------------------------------------------------------------
100          2946       RING, TOLERANCE, 77 X 12 A         29 EA          1    130.5   10.57       0       0    141.07
-----------------------------------------------------------------------------------------------------------------------
LOC2D3       3673       O-RING, PEEK FITTING     C        514 EA          1    128.5   10.41       0       0    138.91
-----------------------------------------------------------------------------------------------------------------------
PH5          8329-001   CON/PLUG/1X5/.1"/DC/MO/CGA        167 EA          1   125.25   10.15       0       0     135.4
-----------------------------------------------------------------------------------------------------------------------
LOC2B2       4792       RLY/SS/3-32VDC/25AAC/SPNDC          8 EA          1   120.48    9.76       0       0    130.24
-----------------------------------------------------------------------------------------------------------------------
96JET13      6662-002   PLUG 10-32 SLOTTED SS    C         46 EA          1   119.14    9.65       0       0    128.79
-----------------------------------------------------------------------------------------------------------------------
30000        7703-001   RING, INT RETAIN, 3.062  A         95 EA          1   117.61    9.53       0       0    127.14
-----------------------------------------------------------------------------------------------------------------------
CABINET      5024       Q-TAPE, 3"               A      53592 IN       2160   117.11    9.49       0       0    126.59
-----------------------------------------------------------------------------------------------------------------------
9A4          8626-001   CAP./120KUF/50V/ALUM     C          5 EA          1    115.3    9.34       0       0    124.64
-----------------------------------------------------------------------------------------------------------------------
11A4         5857-001   SWITCH, MOMENTARY ACTION C         14 EA          1   115.08    9.32       0       0     124.4
-----------------------------------------------------------------------------------------------------------------------
7B3          6543-001   DISC, SENSOR TARGET      A          6 EA          1   115.02    9.32       0       0    124.34
-----------------------------------------------------------------------------------------------------------------------
11A2         3096       COLLAR, #CL-8-F          A         77 EA          1   112.42    9.11       0       0    121.53
-----------------------------------------------------------------------------------------------------------------------
PH5          8637-001   BRKT,MINI      UMBILICAL C         62 EA          1    111.6    9.04       0       0    120.64
                        GUIDE
-----------------------------------------------------------------------------------------------------------------------
PH6          7316-001   MOUNT,HEATER DROOL CUP   A        111 EA          1   110.33    8.94       0       0    119.27
-----------------------------------------------------------------------------------------------------------------------
9B3          8713-001   FUSE/20A/32V/.25X1.25/SB C        114 EA          1   109.44    8.86       0       0     118.3
-----------------------------------------------------------------------------------------------------------------------
9A2          9064-001   FUSE/1.0A/250V/SB/TR5    C        206 EA          1   105.06    8.51       0       0    113.57
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
100000       6767-001   TOOL,   WRENCH   1/2"  x A         18 EA          1   104.94     8.5       0       0    113.44
                        9/16"
-----------------------------------------------------------------------------------------------------------------------
4A2          9003-001   HANDLE, PURGE FIXTURE    C         10 EA          1    104.5    8.46       0       0    112.96
-----------------------------------------------------------------------------------------------------------------------
16A1         7961-001   FILTER, AIR INLET CM     C         38 EA          1    102.6    8.31       0       0    110.91
-----------------------------------------------------------------------------------------------------------------------
10C3         961        LABEL, SELF LAMINATING   A       3414 EA          1   102.42     8.3       0       0    110.72
-----------------------------------------------------------------------------------------------------------------------
8A5          3029       ADHESIVE,          #222, A          5 OZ          1    101.7    8.24       0       0    109.94
                        REMOVABLE
-----------------------------------------------------------------------------------------------------------------------
600          8068-001   WAVE                     A        412 EA          1    98.06    7.94       0       0       106
                        SPRING,.531ID,.734OD
-----------------------------------------------------------------------------------------------------------------------
4A3          8833-001   HARN, LOAD RESISTOR, VE  C         11 EA          1     97.9    7.93       0       0    105.83
-----------------------------------------------------------------------------------------------------------------------
9B7          7880-001   FUSE/5A/250V/TR5/UL-CSA  C        171 EA          1    96.44    7.81       0       0    104.26
-----------------------------------------------------------------------------------------------------------------------
100000000    6286-002   KEY, 3/32 SQ. X 1/2"     A         60 EA          1       96    7.78       0       0    103.78
-----------------------------------------------------------------------------------------------------------------------
7B6          8124-001   BRKT, PURGE TUBE SAFETY  A         19 EA          1    95.95    7.77       0       0    103.72
-----------------------------------------------------------------------------------------------------------------------
90000        8711-001   CKT BRKR/50A/3POLE/240V  C          2 EA          1    95.92    7.77       0       0    103.69
-----------------------------------------------------------------------------------------------------------------------
10A4         8269-001   RING, INNER              A         24 EA          1    95.76    7.76       0       0    103.52
-----------------------------------------------------------------------------------------------------------------------
4B4          9059-001   HARN, TOF VE-HC2         C         12 EA          1    94.56    7.66       0       0    102.22
-----------------------------------------------------------------------------------------------------------------------
6A2          6986-001   ASSY, PURGE VALVE        C          2 EA          1       93    7.53       0       0    100.53
-----------------------------------------------------------------------------------------------------------------------
10A5         7989-001   BEARING, BALL            A         29 EA          1       87    7.05       0       0     94.05
-----------------------------------------------------------------------------------------------------------------------
8C2          8836-001   TUBING,NORPRENE,1/8ID,CRMC       1815 IN         12    86.21    6.98       0       0      93.2
-----------------------------------------------------------------------------------------------------------------------
LOC2A2       6984-001   FILTER, ELEMENT, AIR     C         10 EA          1       86    6.97       0       0     92.97
-----------------------------------------------------------------------------------------------------------------------
PH2          3205       FITTING, BARB, 1/16 ID   C        278 EA          1     85.9    6.96       0       0     92.86
-----------------------------------------------------------------------------------------------------------------------
PH2          296        FITTING, TEE, 1/16" ID   C        108 EA          1    84.24    6.82       0       0     91.06
-----------------------------------------------------------------------------------------------------------------------
8C2          8837-001   TUBING,NORPRENE,1/8ID,BLKC       2187 IN         12    83.84    6.79       0       0     90.63
-----------------------------------------------------------------------------------------------------------------------
10A5         8152-001   PULLEY, OUTPUT ROLLER    C          3 EA          1     83.4    6.76       0       0     90.16
-----------------------------------------------------------------------------------------------------------------------
100          2671       BRG,  NDL,  RLR,45 ID,62 A          4 EA          1    79.12    6.41       0       0     85.53
                        OD
-----------------------------------------------------------------------------------------------------------------------
PH2          4284-003   CABLE, UMBILICAL POWER   A         84 EA          1    78.96     6.4       0       0     85.36
-----------------------------------------------------------------------------------------------------------------------
10B3         8270-001   CLUTCH, DC ROLLER        A         19 EA          1    76.38    6.19       0       0     82.57
-----------------------------------------------------------------------------------------------------------------------
11C4         7959-001   ACTUATOR, MAG POSITION   C         35 EA          1    76.16    6.17       0       0     82.33
-----------------------------------------------------------------------------------------------------------------------
LOC2J2       3674       PEEK, FITTING            C          5 EA          1       75    6.08       0       0     81.08
-----------------------------------------------------------------------------------------------------------------------
8B2          9083-001   BRKT, DROOL CUP ADAPTER  C         10 EA          1       75    6.08       0       0     81.08
-----------------------------------------------------------------------------------------------------------------------
4000         9073-001   FRU, RSRVR TEMP SENSOR   C          3 EA          1    75.01    6.08       0       0     81.08
-----------------------------------------------------------------------------------------------------------------------
15C2         7593-001   0000255 TUBING 45IN FRU  C         16 EA          1       75    6.08       0       0     81.08
-----------------------------------------------------------------------------------------------------------------------
100          7985-001   SPACER,DANCER      GUIDE A         34 EA          1     74.8    6.06       0       0     80.86
                        PLATE
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
9B7          7580-001   FUSE/10A/250/.25X1.25/SB C        156 EA          1    73.32    5.94       0       0     79.26
-----------------------------------------------------------------------------------------------------------------------
100000000    5518       LATCH, PAPER GUIDE       A         25 EA          1     72.5    5.87       0       0     78.37
-----------------------------------------------------------------------------------------------------------------------
11A3         5357-003   BRUSH,   VE  DANCER  RLR C         10 EA          1     71.1    5.76       0       0     76.86
                        STAT
-----------------------------------------------------------------------------------------------------------------------
100          3095-002   COLLAR,MOD CL-8-F .5ID   A          6 EA          1    69.54    5.63       0       0     75.17
-----------------------------------------------------------------------------------------------------------------------
10A1         1948       SPRING,    EXT,    ASSOC C         44 EA          1    67.32    5.45       0       0     72.77
                        SPRING
-----------------------------------------------------------------------------------------------------------------------
100000       6766-001   TOOL, 5/16 NUT DRIVER    A         18 EA          1     63.9    5.18       0       0     69.08
-----------------------------------------------------------------------------------------------------------------------
10B3         8981-001   FITTING,ADJUST      BARB C         10 EA          1       63     5.1       0       0      68.1
                        ELBOW
-----------------------------------------------------------------------------------------------------------------------
CUST-RTN     7325-002   CLAMP, PRINTHEAD CLAMP   C         16 EA          1    60.96    4.94       0       0      65.9
-----------------------------------------------------------------------------------------------------------------------
50000        2266       TERM,FEM,QIK             A        532 EA          1    60.12    4.87       0       0     64.99
                        DISC,16-14WG
-----------------------------------------------------------------------------------------------------------------------
5000         8783-001   KIT,AUTOTHREAD SW VE FRU C          6 EA          1    58.62    4.75       0       0     63.37
-----------------------------------------------------------------------------------------------------------------------
11C3         7958-001   SNSR, MAGNETIC POSITION  C         18 EA          1    56.61    4.59       0       0      61.2
-----------------------------------------------------------------------------------------------------------------------
1000         3696       BRG, BALL, HI-TEMP       A          5 EA          1    56.25    4.56       0       0     60.81
-----------------------------------------------------------------------------------------------------------------------
PH2          5175       BSHG, DRILL 5/16 P-TYPE  A         22 EA          1    56.03    4.54       0       0     60.57
-----------------------------------------------------------------------------------------------------------------------
LOC2K2       8452-002   TUBING,SILICONE,CLEAR    C        522 IN         12    55.72    4.51       0       0     60.24
-----------------------------------------------------------------------------------------------------------------------
10A2         3204       O-RING, VITON 008        C        730 EA          1    55.48    4.49       0       0     59.97
-----------------------------------------------------------------------------------------------------------------------
6B3          521        CONN,   MINIFIT,   MALE, A        129 EA          1    54.83    4.44       0       0     59.27
                        HSG,
-----------------------------------------------------------------------------------------------------------------------
600          8069-001   WSHR, LRG OD,#8          A        996 EA          1    54.78    4.44       0       0     59.22
-----------------------------------------------------------------------------------------------------------------------
16A1         8751-001   FILTER, OUTPUT LOOP      C         19 EA          1    51.78    4.19       0       0     55.97
-----------------------------------------------------------------------------------------------------------------------
10A2         3001       SPACER,     .5    IDX.62 C         24 EA          1    50.88    4.12       0       0        55
                        OD.25LG
-----------------------------------------------------------------------------------------------------------------------
40000        3714       LABEL, .378 X .375       A       4984 EA          1    49.84    4.04       0       0     53.88
-----------------------------------------------------------------------------------------------------------------------
LOC2E3       8911-001   TOOL, BULB INSTALL,VE    C          9 EA          1     47.7    3.86       0       0     51.56
-----------------------------------------------------------------------------------------------------------------------
8A5          3547       ADHESIVE, LOCTITE, 545   A          2 EA          1    47.02    3.81       0       0     50.83
-----------------------------------------------------------------------------------------------------------------------
10C5         8481-001   LABEL, TEMP,30-90 C      A         39 EA          1     46.8    3.79       0       0     50.59
-----------------------------------------------------------------------------------------------------------------------
10C5         8482-001   LABEL, TEMP,90-120 C     A         39 EA          1     46.8    3.79       0       0     50.59
-----------------------------------------------------------------------------------------------------------------------
PH2          3206       FITTING, BARB, 1/8 ID    C        154 EA          1    46.35    3.75       0       0     50.11
-----------------------------------------------------------------------------------------------------------------------
PH3          5581-001   SPRING, EXTENSION        C         88 EA          1    45.76    3.71       0       0     49.47
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       3065       BELT, TIMING, 3/8P, 100' A        156 IN         12    45.24    3.66       0       0      48.9
-----------------------------------------------------------------------------------------------------------------------
10A6         7619-001   BATTERY, DENSITRON       C          3 EA          1       45    3.65       0       0     48.65
-----------------------------------------------------------------------------------------------------------------------
9A2          4309       FUSE/8A/250V/.25         C         72 EA          1    44.64    3.62       0       0     48.26
                        x1.25/FB
-----------------------------------------------------------------------------------------------------------------------
5C4          871        TERM, RING TNG, #4 STUD, A        230 EA          1    44.37    3.59       0       0     47.96
-----------------------------------------------------------------------------------------------------------------------
LOC2K3       6889-001   POST,LATCHING            A         65 EA          1     44.2    3.58       0       0     47.78
                        AMP787003-3
-----------------------------------------------------------------------------------------------------------------------
9B3          8386-001   SURGE LIMITER/15AMPS     C         16 EA          1     43.2     3.5       0       0      46.7
-----------------------------------------------------------------------------------------------------------------------
8A6          8834-001   ADHESIVE, LOCTITE 680    C          5 EA          1     43.2     3.5       0       0      46.7
-----------------------------------------------------------------------------------------------------------------------
PH4          6752-001   PUSHNUT,1/8              A        192 EA         50     42.2    3.42       0       0     45.62
                        SHAFT,18-8SST
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
LOC2F5       8616-001   CASTER,2.5"DX1.125"W     C          8 EA          1     41.6    3.37       0       0     44.97
                        150#
-----------------------------------------------------------------------------------------------------------------------
11A4         5859-001   SWITCH, MOUNTING NUT     A         59 EA          1     41.3    3.35       0       0     44.65
-----------------------------------------------------------------------------------------------------------------------
9B4          2115       RLY/SS/5A/CX240D5        C          5 EA          1     40.5    3.28       0       0     43.78
-----------------------------------------------------------------------------------------------------------------------
9B7          2640       FUSE/10A/250V/.25X1.2/F/UC        190 EA          1       38    3.08       0       0     41.08
-----------------------------------------------------------------------------------------------------------------------
6B4          8147-001   FITTING,        BULKHEAD C         73 EA          1    37.23    3.02       0       0     40.25
                        1/8-1/8
-----------------------------------------------------------------------------------------------------------------------
10A2         8024-001   SCREW, SHS,3/8X.625LG    A         36 EA          1    37.08       3       0       0     40.08
-----------------------------------------------------------------------------------------------------------------------
PH6          7210-001   CON/PLUG/1X2/.1"/DC/MO/CGA        367 EA          1     36.7    2.97       0       0     39.67
-----------------------------------------------------------------------------------------------------------------------
600          8070-001   SCREW, PHP,M4X10MM       A        649 EA          1    36.34    2.94       0       0     39.29
-----------------------------------------------------------------------------------------------------------------------
8A3          8975-001   ASSY, FIXTURE THERMISTOR C         10 EA          1     36.2    2.93       0       0     39.13
-----------------------------------------------------------------------------------------------------------------------
9B7          8753-001   FUSE/2A/250V/TR5/FAST    C         70 EA          1    35.42    2.87       0       0     38.29
-----------------------------------------------------------------------------------------------------------------------
PH5          7044-001   CON/PSK/22-24/MO/C-GRID  A        588 EA          1    35.28    2.86       0       0     38.14
-----------------------------------------------------------------------------------------------------------------------
LOC2FLR      6070-001   BOX,SUPERSTRUCTURE       A        219 EA          1    35.04    2.84       0       0     37.88
                        MAILER
-----------------------------------------------------------------------------------------------------------------------
LOC2E3       8944-001   SWITCH, THERMAL,95C,MOD  C          3 EA          1     34.5    2.79       0       0     37.29
-----------------------------------------------------------------------------------------------------------------------
150          252        TUBING, URETHANE, RED,   C       3408 IN         12    34.08    2.76       0       0     36.84
-----------------------------------------------------------------------------------------------------------------------
PH5          7034-001   SPACER,                  A         22 EA          1    32.56    2.64       0       0      35.2
                        .25IDX.37ODX.38LG
-----------------------------------------------------------------------------------------------------------------------
PH4          6770-001   WASHER, BEVEL NO.8 SS    A        120 EA          1     32.4    2.62       0       0     35.02
-----------------------------------------------------------------------------------------------------------------------
9C5          7952-001   ASSY, TEMP SENSOR        C          4 EA          1    31.88    2.58       0       0     34.46
-----------------------------------------------------------------------------------------------------------------------
8B2          9055-001   SPACER,.192IDX5/16ODX3/8LC         10 EA          1       31    2.51       0       0     33.51
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       1036       TUBING, SHRINK, .250"    A       1303 IN         12     30.4    2.46       0       0     32.87
-----------------------------------------------------------------------------------------------------------------------
6B3          541        TERMINAL, MALE 24-18AWG  A        752 EA          1    30.08    2.44       0       0     32.52
-----------------------------------------------------------------------------------------------------------------------
PH3          8935-001   ASSY, PH BODY THERMISTOR C          2 EA          1     8.74    0.71    5.36   16.08     30.89
-----------------------------------------------------------------------------------------------------------------------
96JET12      2641       FUSE/.5A/250V/TR5        C         71 EA          1    26.98    2.19       0       0     29.17
-----------------------------------------------------------------------------------------------------------------------
96JET13      582        HSG,   MINIFIT   FEMALE, A        154 EA          1    25.87     2.1       0       0     27.97
                        4POS
-----------------------------------------------------------------------------------------------------------------------
40           8540-001   ASSY, THERMISTOR         C          1 EA          1    24.98    2.02       0       0        27
-----------------------------------------------------------------------------------------------------------------------
30           5519       ASSY, GUIDE, PAPER, RLR  A          1 EA          1    12.38       1    3.35   10.05     26.78
-----------------------------------------------------------------------------------------------------------------------
10B3         7702-001   RING, EXT RETAIN, 1.772  A         92 EA          1    23.64    1.92       0       0     25.56
-----------------------------------------------------------------------------------------------------------------------
10A2         8628-001   SCREW, PPH,10-24 X 5/8"  C         72 EA          1    20.88    1.69       0       0     22.57
-----------------------------------------------------------------------------------------------------------------------
10A2         3000       RING, RETAINING, 5555-50 C         84 EA          1    20.16    1.63       0       0     21.79
-----------------------------------------------------------------------------------------------------------------------
8A1          8970-001   TUBING, .06 SILICONE,28" C          6 EA          1     19.2    1.56       0       0     20.76
-----------------------------------------------------------------------------------------------------------------------
5000         8909-001   FUSE, THERMAL 144 DEG    C          5 EA          1     19.1    1.55       0       0     20.65
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
5000         2835       CON/TERMBLOCK/8/14-AWG   A         39 EA          1    18.72    1.52       0       0     20.24
-----------------------------------------------------------------------------------------------------------------------
8A4          1690       COMPOUND, THERMAL        C          9 EA          1    18.45    1.49       0       0     19.94
-----------------------------------------------------------------------------------------------------------------------
10A2         3089       SCREW,  THUMB,  10-32  X A        100 EA          1    17.63    1.43       0       0     19.06
                        1/2
-----------------------------------------------------------------------------------------------------------------------
5B2          5832       BELT,TIMING              C          5 EA          1    17.45    1.41       0       0     18.86
                        3mmPx113Gx9mm
-----------------------------------------------------------------------------------------------------------------------
LOC2F5       8618-001   LEVELING PAD,3/8X16,4"   C          8 EA          1    16.88    1.37       0       0     18.25
-----------------------------------------------------------------------------------------------------------------------
9A2          7798-001   FUSE/4A/250V/TR5/TIME-LAGC         41 EA          1    16.81    1.36       0       0     18.17
-----------------------------------------------------------------------------------------------------------------------
8B2          8973-001   SPACER,                  C          6 EA          1     16.8    1.36       0       0     18.16
                        .25IDX.37ODX.56LG
-----------------------------------------------------------------------------------------------------------------------
10B7         8051-001   BRG, BALL,HI-TEMP        C          2 EA          1    16.66    1.35       0       0     18.01
-----------------------------------------------------------------------------------------------------------------------
FLOOR4       1034       TUBING, SHRINK, .125"    A       1064 IN         12    16.05     1.3       0       0     17.35
-----------------------------------------------------------------------------------------------------------------------
11A4         5858-001   SWITCH, LENS BLUE        A         18 EA          1     15.3    1.24       0       0     16.54
-----------------------------------------------------------------------------------------------------------------------
15C2         1038       TUBING, SHRINK, .375"    A        587 IN         12    15.29    1.24       0       0     16.52
-----------------------------------------------------------------------------------------------------------------------
17A2         8798-001   CASTER, FRAME, VE        C          1 EA          1    15.14    1.23       0       0     16.37
-----------------------------------------------------------------------------------------------------------------------
PH4          6760-002   O-RING,TEFLON -007       C         53 EA          1       15    1.21       0       0     16.21
-----------------------------------------------------------------------------------------------------------------------
500          8971-001   RETAINER, BRG, RSRVR MTR C          1 EA          1    14.75    1.19       0       0     15.94
-----------------------------------------------------------------------------------------------------------------------
11A3         5554       RING, EXT,RETAIN, 1/2"   A        142 EA          1    13.92    1.13       0       0     15.04
-----------------------------------------------------------------------------------------------------------------------
LOC2I3       8224-001   WASHER, TAB              A         10 EA          1     13.7    1.11       0       0     14.81
-----------------------------------------------------------------------------------------------------------------------
PH5          8673-001   WASHER,  CONICAL  SPRING C        196 EA          1    13.33    1.08       0       0     14.41
                        M3
----------------------------------------------------------------------------------------------------------------------
LOC2F5       8617-001   CASTER,2"DIA.X1"WIDE 90# C          5 EA          1     12.8    1.04       0       0     13.84
-----------------------------------------------------------------------------------------------------------------------
5C1          2669       SEAL, OIL, V-RING        A          4 EA          1    11.76    0.95       0       0     12.71
-----------------------------------------------------------------------------------------------------------------------
10A2         8253-001   SCREW, PPH 10-24 X 1.5"  A         72 EA          1     10.8    0.87       0       0     11.67
-----------------------------------------------------------------------------------------------------------------------
9A3          2495       RING, "0", RESERVOIR     C        117 EA          1    10.76    0.87       0       0     11.64
-----------------------------------------------------------------------------------------------------------------------
8A2          8647-001   TAPE,  TEFLON  1/4"  MIL C       2225 IN        520    10.27    0.83       0       0      11.1
                        GRD
-----------------------------------------------------------------------------------------------------------------------
4A3          8974-001   CABLE,PURGE      FIXTURE C         10 EA          1       10    0.81       0       0     10.81
                        POWER
-----------------------------------------------------------------------------------------------------------------------
1000         4395       INSULATOR, HEAT SINK     C         26 EA          1     8.06    0.65       0       0      8.71
-----------------------------------------------------------------------------------------------------------------------
5C4          522        CONN,   MINIFIT,   MALE, A         72 EA          1      7.2    0.58       0       0      7.78
                        HSG,
-----------------------------------------------------------------------------------------------------------------------
10A1         6539-001   BRG, NON-METALLIC .5 ID  A          2 EA          1     7.12    0.58       0       0       7.7
-----------------------------------------------------------------------------------------------------------------------
10B4         8980-001   WASHER,          CONICAL C         70 EA          1     6.86    0.56       0       0      7.42
                        SPRING,M4
-----------------------------------------------------------------------------------------------------------------------
10B6         7275-001   BRG,NYLINER,.25ID,.3125ODC         45 EA          1     6.75    0.55       0       0       7.3
-----------------------------------------------------------------------------------------------------------------------
8B5          2230       RLR,  IDLER PIVOT,  .325 C          1 EA          1     6.18     0.5       0       0      6.68
                        ID
-----------------------------------------------------------------------------------------------------------------------
9B4          7879-001   FUSE/6.3A/250V/TR5/UL-CSAC         20 EA          1        6    0.49       0       0      6.49
-----------------------------------------------------------------------------------------------------------------------
150          254        TUBING, URETHANE, GREEN, C        599 IN         12     5.99    0.49       0       0      6.48
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
9B7          7277-001   FUSE/2A/250V/TR5/TIME-LAGC         16 EA          1     5.28    0.43       0       0      5.71
-----------------------------------------------------------------------------------------------------------------------
CABINET      6736-001   LABEL,WEB        PRINTER A         97 EA          1     4.85    0.47       0       0      5.32
                        UNCRATE
-----------------------------------------------------------------------------------------------------------------------
CABINET      6735-001   LABEL, FORK HERE         A         88 EA          1      4.4    0.43       0       0      4.83
-----------------------------------------------------------------------------------------------------------------------
CABINET      6738-001   LABEL, PUSH/DO NOT PUSH  A         88 EA          1      4.4    0.43       0       0      4.83
-----------------------------------------------------------------------------------------------------------------------
10B2         8255-001   SCREW, SHSET,M3X6MM      A         40 EA          1     4.36    0.35       0       0      4.72
-----------------------------------------------------------------------------------------------------------------------
CABINET      6737-001   LABEL, NO FORK THIS SIDE A         82 EA          1      4.1     0.4       0       0       4.5
-----------------------------------------------------------------------------------------------------------------------
LOC2I3       6759-001   O-RING, VITON DASH 011   C         38 EA          1     3.61    0.29       0       0       3.9
-----------------------------------------------------------------------------------------------------------------------
PH5          7133-001   WASHER, FLANGED, BRASS   A          2 EA          1      3.5    0.28       0       0      3.78
-----------------------------------------------------------------------------------------------------------------------
PH2          3237-002   WIRE/22AWG/7X30/WHT/TEFLNC        214 IN         12     3.44    0.28       0       0      3.72
-----------------------------------------------------------------------------------------------------------------------
10B3         7990-001   PIN, SPRING 1/8DIA X 1/2 A         83 EA          1     3.24    0.26       0       0       3.5
-----------------------------------------------------------------------------------------------------------------------
10A3         3411       PIN, ROLL,1/4" X 1-1/2"  A         21 EA          1     3.12    0.25       0       0      3.38
-----------------------------------------------------------------------------------------------------------------------
PH2          5263       NUTLOCK, M4 HEX          A        122 EA          1     2.44     0.2       0       0      2.64
-----------------------------------------------------------------------------------------------------------------------
LOC2E1       1041       TUBING, SHRINK, .750"    A         51 IN         12     2.38    0.19       0       0      2.57
-----------------------------------------------------------------------------------------------------------------------
9B6          7881-001   FUSE/6.3A/250V/5X20/IEC  C          9 EA          1     1.62    0.13       0       0      1.75
-----------------------------------------------------------------------------------------------------------------------
4A4          540        TERMINAL,         FEMALE A         43 EA          1     1.55    0.13       0       0      1.67
                        24-18AWG
-----------------------------------------------------------------------------------------------------------------------
6C3          8029-001   PIN, ROLL,5/64X.375LG    A         32 EA          1     0.64    0.05       0       0      0.69
-----------------------------------------------------------------------------------------------------------------------
3B4          8516-001   ASSY,      GND      STRP A          1 EA          1     0.59    0.05       0       0      0.64
                        1/4X1/4X6"
-----------------------------------------------------------------------------------------------------------------------
10B2         7350-001   BAG,  ZIP-PRESS,   2MIL, A         20 EA        100     0.34    0.03       0       0      0.37
                        2X3
-----------------------------------------------------------------------------------------------------------------------
PH3          8960-001   ASSY, HIB JUMPER         C          1 EA          1     0.24    0.02       0       0      0.26
-----------------------------------------------------------------------------------------------------------------------
MRB          7235-001   FAN, 5.7 WATT, 130CFM    C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8876-001   CRATE,SHIPPING,PWR/CNTRL C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          2611       ENCODER,  HIGH  RES  500 C          0 EA          1        0       0       0       0         0
                        RPM
-----------------------------------------------------------------------------------------------------------------------
MRB          7326-004   BEZEL, PRINTHEAD 256     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     9064-001   FUSE/1.0A/250V/SB/TR5    C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8878-001   CRATE,SHIPPING,PNTR,FORK C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
11C2         7913-001   ASSY, LOOP SENSOR OPTO   C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8885-002   ASSY,   HEAD   PWR   BRD C          0 EA          1        0       0       0       0         0
                        CONFIG
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     2230       RLR,  IDLER PIVOT,  .325 C          0 EA          1        0       0       0       0         0
                        ID
-----------------------------------------------------------------------------------------------------------------------
10B4         9072-001   KIT,  LABELS IR  SENSORS C          0 EA          1        0       0       0       0         0
                        VE
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     8829-001   ASSY, VT MOTOR           C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
SUBINFLR     7660-001   RLR, EXTRUDED,URETHANE   A          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
15B1         254        TUBING, URETHANE, GREEN, C          0 IN         12        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          7620-001   BOARD,         PROCESSOR C          0 EA          1        0       0       0       0         0
                        DENSITRO
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     7620-001   BOARD,         PROCESSOR C          0 EA          1        0       0       0       0         0
                        DENSITRO
-----------------------------------------------------------------------------------------------------------------------
9000         7620-001   BOARD,         PROCESSOR C          0 EA          1        0       0       0       0         0
                        DENSITRO
-----------------------------------------------------------------------------------------------------------------------
FLOOR3       8829-001   ASSY, VT MOTOR           C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
9C2          7724-002   ASSY,HEAD      INTERFACE C          0 EA          1        0       0       0       0         0
                        BOARD
-----------------------------------------------------------------------------------------------------------------------
MRB          7615-001   HARD     DRIVE     2.1GB A          0 EA          1        0       0       0       0         0
                        DENSITRO
-----------------------------------------------------------------------------------------------------------------------
SUBFLOOR     1036       TUBING, SHRINK, .250"    A          0 IN         12        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8829-001   ASSY, VT MOTOR           C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
400000       7338-001   TUBING,  SILICONE  1/16" C          0 IN         12        0       0       0       0         0
                        ID
-----------------------------------------------------------------------------------------------------------------------
16A3         1036       TUBING, SHRINK, .250"    A          0 IN         12        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          7726-002   ASSY,HEAD      AMPLIFIER C          0 EA          1        0       0       0       0         0
                        BOARD
-----------------------------------------------------------------------------------------------------------------------
SUBIN1       3001       SPACER,     .5    IDX.62 C          0 EA          1        0       0       0       0         0
                        OD.25LG
-----------------------------------------------------------------------------------------------------------------------
8A4          8864-001   TOOL, AMP BOARD REMOVAL  C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
ESA          1334       WIRE, HOOKUP 16AWG BLK   A          0 IN         12        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
PH6          7338-001   TUBING,  SILICONE  1/16" C          0 IN         12        0       0       0       0         0
                        ID
-----------------------------------------------------------------------------------------------------------------------
MRB          7802-002   ASSY, ISA  CARD          C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     9075-001   FRU, IR SENSOR           C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          7724-002   ASSY,HEAD      INTERFACE C          0 EA          1        0       0       0       0         0
                        BOARD
-----------------------------------------------------------------------------------------------------------------------
PH1          6504-003   ASSY, PLATE PRINTHEAD    C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
8A1          8743-001   BRUSH,INPUT MOD,NIP      C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
10A4         4393       WASHER,  SHLDR,  INSLTNG C          0 EA          1        0       0       0       0         0
                        #4
-----------------------------------------------------------------------------------------------------------------------
15C4         8333-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        300DPI
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     4792       RLY/SS/3-32VDC/25AAC/SPNDC          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
15A4         8333-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        300DPI
-----------------------------------------------------------------------------------------------------------------------
9B5          4909       CABLE,SNSR,TEMP,         C          0 EA          1        0       0       0       0         0
                        INFRARED
-----------------------------------------------------------------------------------------------------------------------
150000       8946-001   ASSY,240DPI   PRTHD-TEST C          0 EA          1        0       0       0       0         0
                        VE
-----------------------------------------------------------------------------------------------------------------------
PH5          8326-002   BLOCK,         UMBILICAL C          0 EA          1        0       0       0       0         0
                        JUNCTION
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
FG-SPARE     8946-001   ASSY,240DPI   PRTHD-TEST C          0 EA          1        0       0       0       0         0
                        VE
-----------------------------------------------------------------------------------------------------------------------
800          9061-001   SIMM, 64MB MACH PROC     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8692-002   ASSY, HEAD DRIVER BOARD  C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       8333-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        300DPI
-----------------------------------------------------------------------------------------------------------------------
MRB          8019-001   ASSY, PLATEN,FRONT       C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          6463-002   ASSY, IF CARD,VE         C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     8947-001   ASSY,300DPI   PRTHD-TEST C          0 EA          1        0       0       0       0         0
                        VE
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     6387-001   SCREW, BASE LEVELING     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
1000         8146-001   FITTING, T 1/8" TUBING   C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
16A2         6847-007   ASSY, INK PURGE DRAIN    C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          2101-007   ASSY, UMBILICAL HTR      C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8211-001   ASSY, RESERVOIR MODULE   C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8976-001   BLOCK, PURGE FIXTURE MTG C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          3215-009   ASSY,CNTRL PANEL 586     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8301-001   ASSY, IGUS TRACK W/BRKTS C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          6805-005   ASSY, REGULATOR BOARD,VE C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
1000         3034       BRG, BALL                C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FLOOR1       7112-002   ASSY, 256 PRINTHEAD      A          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
15A2         7078-001   ASSY, DANCER ROLLER      C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
6A5          8919-001   MACH PROCESSOR, CONFIG   C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          7949-001   ASSY, SNSR ROLLER SPEED  C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     6934-002   SNSR, REFLECTIVE ARRAYED C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     6899-001   FILTER, 25 UM INLINE     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
10A1         6899-001   FILTER, 25 UM INLINE     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     8971-001   RETAINER, BRG, RSRVR MTR C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
CUST-RTN     6760-002   O-RING,TEFLON -007       C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
MRB          8150-001   ASSY, 6IN UMBILICAL HTR  C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     8743-001   BRUSH,INPUT MOD,NIP      C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     9061-001   SIMM, 64MB MACH PROC     C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
SUBA5        6804-003   ASSY,    VACUUM-PRESSURE C          0 EA          1        0       0       0       0         0
                        REG
-----------------------------------------------------------------------------------------------------------------------
FG-SPARE     6804-003   ASSY,    VACUUM-PRESSURE C          0 EA          1        0       0       0       0         0
                        REG
-----------------------------------------------------------------------------------------------------------------------
MRB          8336-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        240DPI
-----------------------------------------------------------------------------------------------------------------------

                              Components and Parts
-----------------------------------------------------------------------------------------------------------------------
Stock ID     Part ID    Description              AC       On  UOM     Cost/    Matl    Matl     Labor   Labor    Total
                                                         Hand         Comv     Val      O/H      Val     O/H     Value
----------------------------------------------------------------------------------------------------------------------
FG-SPARE     6803-003   ASSY, REGULATOR MENISCUS C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
150          6803-003   ASSY, REGULATOR MENISCUS C          0 EA          1        0       0       0       0         0
-----------------------------------------------------------------------------------------------------------------------
16A1         8336-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        240DPI
-----------------------------------------------------------------------------------------------------------------------
7000000      4081       PULLEY,   3/8P   48G,3/4 C          0 EA          1        0       0       0       0         0
                        BORE
-----------------------------------------------------------------------------------------------------------------------
15B4         8336-001   ASSY,256       PRINTHEAD C          0 EA          1        0       0       0       0         0
                        240DPI
-----------------------------------------------------------------------------------------------------------------------
7000000      4082       PULLEY,     3/8P,15G,5/8 C          0 EA          1        0       0       0       0         0
                        BORE
-----------------------------------------------------------------------------------------------------------------------
SUBT4        7373-001   BELT,         STRETCHED, C          0 EA          1        0       0       0       0         0
                        TRANSPRT
-----------------------------------------------------------------------------------------------------------------------

                                    Exhibit B

                    Open Purchase Orders as of Agreement Date

                                                         QTY    QTY   QTY     QTY              UNIT              TOTAL
   PO #      DL    PART NO.   ISSUE DATE   DEL. DATE     ORD    REC   INV.    DUE             PRICE              $ DUE
-----------------------------------------------------------------------------------------------------------------------
MM9392A      04   00001P5486  2000-06-06   2000-09-18     8      6      8       2            $274.22           $548.44

MH9394A      03   00001P5488  2000-06-06   2000-08-21     4      2      4       2             455.05            910.10

MH9398A      03   00001P5491  2000-06-02   2001-08-21     8      6      8       2             421.17            842.34

MRC829A      01   00024H7051  2001-01-12   2000-05-28     4      0      0       4           1,048.41          4,193.64

HRN578A      01   00024H6779  2001-02-06   2001-05-21     1      0      0       1             352.18            352.18

MRN579A      01   00024H6874  2001-02-06   2001-05-21     1      0      0       1             628.64            628.64

MRV111A      01   00024H6631  2001-02-08   2001-05-24     2      0      0       2             169.67            339.34

MRV112A      01   00024H6650  2001-02-08   2001-05-24     3      0      0       3           1,035.04          3,105.12

MRV113A      01   00024H6692  2001-02-08   2001-06-11     2      0      0       2               3.86              7.72

MRV114A      01   00024H6925  2001-02-08   2001-05-24     69     0      0       69              2.85            196.65

MRV115A      01   00024H7051  2001-02-08   2001-05-24     8      0      0       8           1,048.41          8,387.28

MRX132A      01   00024H6631  2001-02-20   2001-06-04     2      0      0       2             169.67            339.34

MRX135A      01   00024H6893  2001-02-20   2001-06-04     6      0      0       6             329.85          1,979.10

MRX142A      01   00024L3469  2001-02-20   2001-05-14     12     0      0       12             94.79          1,137.48

MVF026A      01   00024H7052  2001-04-03   2001-07-16     1      0      0       1             809.77            809.77

MVF042A      01   00024L3468  2001-04-03   2001-07-16     3      0      0       3           1,760.93          5,282.79

MVK822A      01   00001P5705  2001-04-12   2001-09-03     7      0      0       7              19.90            139.30

MVL114A      01   00024H6631  2001-04-12   2001-07-30     1      0      0       1             169.67            169.67

MVL116A      01   00024H7068  2001-04-12   2001-07-30     1      0      0       1              91.95             91.95

MVL126A      01   00024L3468  2001-04-18   2001-07-30     2      0      0       2           1,760.93          3,521.86

MVN096A      01   00024H6692  2001-04-19   2001-08-06     2      0      0       2               3.86              7.72

MVN097A      01   00024H7052  2001-04-19   2001-08-06     5      0      0       5             809.77          4,048.85

MVN108A      01   00024L3449  2001-04-19   2001-08-06     2      0      0       2             106.45            212.90

MVN109A      01   00024L3452  2001-04-19   2001-08-06     2      0      0       2              68.76            137.52

MVN110A      01   00024L3468  2001-04-19   2001-08-06     3      0      0       3           1,760.93          5,282.79

MVN219A      01   00038L1642  2001-04-19   2001-08-06     5      0      0       5              51.41            257.05

MVR192A      01   00001P5442  2001-04-26   2001-07-16     30     0      0       30              1.14             34.20

MVR934A      01   00024H6660  2001-04-26   2001-08-13     3      0      0       3              81.98            245.94

MVR935A      01   00024H6735  2001-04-26   2001-08-13     1      0      0       1           1,721.26          1,721.26

MVR956A      01   00024L3449  2001-04-26   2001-08-13     2      0      0       2             106.45            212.90

                                                         QTY    QTY   QTY     QTY              UNIT              TOTAL
   PO #      DL    PART NO.   ISSUE DATE   DEL. DATE     ORD    REC   INV.    DUE             PRICE              $ DUE
-----------------------------------------------------------------------------------------------------------------------
MV0059A      01   00024H6674  2001-02-22   2001-06-08     15     0      0       15            112.27          1,684.05

MV2729A      01   00024H6650  2001-03-01   2001-06-18     1      0      0       1           1,035.04          1,035.04

MV2739A      01   00024L3468  2001-03-01   2001-06-18     1      0      0       1           1,760.93          1,760.93

MV5014A      01   00024H6746  2001-03-08   2001-06-25     10     0      0       10             27.33            273.30

MV5021A      01   00024L3468  2001-03-08   2001-07-02     1      0      0       1           1,760.93          1,760.93

MV6630A      01   00002N7625  2001-03-15   2001-07-03     4      0      0       4              14.56             58.24

MV6876A      01   00011L6505  2001-03-15   2001-07-03     1      0      0       1           4,485.13          4,485.13

MV7124A      01   00024H6735  2001-03-15   2001-07-03     1      0      0       1           1,721.26          1,721.26

MV7125A      01   00024H6925  2001-03-15   2001-07-03     237    0      0       237             2.85            675.45

MV7126A      01   00024H7052  2001-03-15   2001-07-10     1      0      0       1             809.77            809.77

MV7145A      01   00024L3468  2001-03-15   2001-07-03     1      0      0       1           1,760.93          1,760.93

MV9025A      01   00002N8133  2001-03-22   2001-07-09     1      0      0       1             384.16            384.16
-------                                                   ------------------------------------------------------------

     42                                                   474    14     20      460                         $61,553.03


                                   Exhibit C


                       List of Other Intellectual Property

The  items  listed  in  Section  II  -  Access  to  Technical   Information  and
Intellectual Property in the Amendment to the April 1996 Agreement dated April 23, 1996.